Form 10QSB
period 2008-02-29
Giddy-up Productions, Inc.
filed 2008-04-14
CIK 1420526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
                          Commission file # 333-148076

                           GIDDY-UP PRODUCTIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   20-0853182
                    (I.R.S. Employer Identification number)

             409 - 903 19TH AVENUE SW, CALGARY, ALBERTA     T2T 0H8
              (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number: (403) 399-6402

           Securities registered under Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]  No  [  ]

As of February 29, 2008, the Issuer had 8,100,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        PART I -- FINANCIAL INFORMATION


GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
February 29, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------------------------
                                                            February 29, 2008     August 31, 2007
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                 $             615     $             -
  Prepaid expense                                                       6,637              20,000
--------------------------------------------------------------------------------------------------

CURRENT ASSETS                                                          7,252              20,000

FILM PROPERTY (Note 3)                                                 10,813              10,813
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                $          18,065     $        30,813
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Promissory note - related party                           $          10,152     $             -
  Accounts payable and accrued liabilities                                  -               1,055
  Due to a director                                                    30,130              20,000
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                      40,282              21,055
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL

  Authorized:
    100,000,000 preferred shares, par value $0.0001
    100,000,000 common shares, par value $0.0001

  Issued and outstanding:
    Nil preferred shares
    8,100,000 common shares (August 31, 2007: 8,000,000)                  810                 800

ADDITIONAL PAID-IN CAPITAL                                             10,503              10,013

(DEFICIT) ACCUMULATED DURING THE DEVELOPMENT STAGE                    (33,530)             (1,055)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (22,217)              9,758
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)     $          18,065     $        30,813
==================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Stockholders' Equity (Deficiency)
For the period from August 30, 2007 (inception) to February 29, 2008

(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Deficit)
                                                                                                      accumulated
                                                                                                           during           Total
                                                Preferred stock     Common stock         Additional   development   stockholders'
                                                 Shares  Amount     Shares  Amount  paid-in capital         stage      deficiency
----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for settlement of debt
  August 31, 2007, 0.005 per share                    -  $    -  8,000,000  $  800  $        39,200   $         -   $      40,000

Film property transferred from a shareholder          -       -          -       -          (29,187)            -         (29,187)

Comprehensive income (loss)
  Loss for the period                                 -       -          -       -                -        (1,055)         (1,055)
----------------------------------------------------------------------------------------------------------------------------------

Balance, August 31, 2007                              -  $    -  8,000,000  $  800  $        10,013   $    (1,055)  $       9,758

Issuance of common stock for settlement of debt
  September 8, 2007, $0.005 per share                 -  $    -    100,000  $   10  $           490   $         -   $         500

Comprehensive income (loss)
  Loss for the period                                 -       -          -       -                -       (32,475)        (32,475)
----------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2008                            -  $    -  8,100,000  $  810  $        10,503   $   (33,530)  $     (22,217)
==================================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------------------------
                                                         August 30, 2007           Six months         Three months
                                                          (inception) to                ended                ended
                                                       February 29, 2008    February 29, 2008    February 29, 2008
-------------------------------------------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                                       8,025                8,025                3,149
  Interest                                                           152                  152                  152
  Marketing                                                        1,047                1,047                1,006
  Legal fees                                                      23,555               22,500                2,500
  Regulatory fees                                                    225                  225                  100
  Office expenses                                                    526                  526                  432
-------------------------------------------------------------------------------------------------------------------

OPERATING LOSS                                                    33,530               32,475                7,339
-------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                $         (33,530)   $         (32,475)   $          (7,339)

BASIC AND DILUTED LOSS PER SHARE                       $           (0.00)   $           (0.00)   $           (0.00)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  - basic and diluted                                                               8,095,580            8,100,000
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

---------------------------------------------------------------------------------------------------------------
                                                                         August 30, 2007            Six months
                                                                          (inception) to                 ended
                                                                       February 29, 2008     February 29, 2008
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                                  $         (33,530)    $         (32,475)
  Changes in non-cash working capital items:
  - (increase) decrease in prepaid expense                                        (6,637)               13,363
  - increase (decrease) in accounts payable and accrued liabilities                    -                (1,055)
---------------------------------------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (40,167)              (20,167)
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from promissory note                                                   10,152                10,152
  Increase in due to directors                                                    30,630                10,630
---------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         40,782                20,782
---------------------------------------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                615                   615

CASH AND CASH EQUIVALENTS, beginning of period                                         -                     -
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                               $             615     $             615
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

1.     INCORPORATION  AND  CONTINUANCE  OF  OPERATIONS

Giddy-up Productions, Inc. was formed on August 30, 2007 under the laws of the State of Nevada. We have not commenced our planned principal operations, producing motion pictures. We are considered a development stage company as defined in SFAS No. 7. We have an office in Calgary, Alberta. The Company's fiscal year end is August 31.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred operating losses and require additional funds to maintain our operations. Management's plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

We  have  not  generated  any  operating  revenues  to  date.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  Cash  Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of February 29, 2008 we did not have any cash or cash equivalents.

Accounting  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates  and  assumptions.

Advertising  Expenses

We expense advertising costs as incurred. Total advertising expenses for the period ended February 29, 2008 were $1,006.

Loss  Per  Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration  of  Credit  Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of February 29, 2008, we had no balance in a bank and $nil beyond insured limits.

Foreign  Currency  Transactions

We are located and operating outside of the United States of America. We maintain our accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Fair  Value  of  Financial  Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include a promissory note, accounts payable and accrued liabilities, and amounts due to a director. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments. We operate outside the United States of America and have significant exposure to foreign currency risk due to the fluctuation of currency in which we operate.

Income  Taxes

We have adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-Based  Compensation

The Company adopted SFAS No. 123(revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123(revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We  did  not  grant any stock options during the period ended February 29, 2008.

Comprehensive  Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income" for the period ended February 29, 2008.

Film property and screenplay rights

The Company capitalized costs it incurs to buy film or transcripts that will later be marketed or be used in the production of films according to the guidelines in SOP 00-02. The Company will begin amortization of capitalized film cost when a film is released and it begins to recognize revenue from the film.

Accounting  for  Derivative  Instruments  and  Hedging  Activities

We have adopted Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative and Hedging Activities, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Long-Lived  Assets  Impairment

Our long-term assets are reviewed when changes in circumstances require as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from the related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

New  Accounting  Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material effect on the Company's financial condition or results of operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial condition or results of operations.

In September 2006, the SEC announced Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 addresses how to quantify financial statement errors that arose in prior periods for purposes of assessing their materiality in the current period. It requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality. It clarifies that immaterial financial statement errors in a prior SEC filing can be corrected in subsequent filings without the need to amend the prior filing. In addition, SAB 108 provides transitional relief for correcting errors that would have been considered immaterial before its issuance. The adoption of SAB 108 had no material effect on the Company's financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The fair value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB's long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company's financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

3.     FILM  PROPERTY

On August 30, 2007, we entered into a purchase agreement with our President to acquire all right, title and interest in and to a motion picture titled "Not That Kind of Girl" for total cash consideration of $40,000. On August 31, 2007, our President agreed to accept 8,000,000 shares of our common stock in full and final satisfaction of the $40,000 debtIn accordance with SEC Staff Accounting Bulletin 5G "Transfers of Non-monetary Assets by Promoters or shareholders", provided that transfer of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the Company's initial public offering normally should be recorded at the transferor's historical cost basis determined under GAAP. Pursuant to SEC Staff Accounting Bulletin 5G, the Company has recorded the film property at its estimated original cost of $10,813 by crediting the film property with $29,187 and debiting the additional paid-in capital with $29,187

4.     PROMISSORY  NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President. The promissory note accrues interest at the rate of five per cent per year and is due and payable on demand.

5.  PREFERRED  AND  COMMON  STOCK

We have 100,000,000 shares of preferred stock authorized at par value of $0.0001 per share and none issued.

We have 100,000,000 shares of common stock authorized at par value of $0.0001 per share. All shares of stock are non-assessable and non-cumulative, with no preemptive rights.

On  August  31,  2007,  the Company issued 8,000,000 restricted shares of common stock for the settlement of $40,000 in debt owed to the president of the Company. (See note 3)

On September 8, 2007, we issued 100,000 restricted shares of common stock at $0.005 per share to a director of the Company for the settlement of $500 in debt.

6.     RELATED  PARTY  TRANSACTIONS  AND  COMMITMENTS

Please  see  note  3,  note  4  and  note  5.

7.     COMMITMENTS

The Company entered into a Website design and service agreement with a Website Developer which the Website Developer agreed to provide design, development and integration of a website infrastructure and interface for the Company with a consideration of CAD $18,550. As at February 29, 2008, the Company has advanced $6,637 (CAD $7,000) to the Website Developer, which has been included in prepaid expenses.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

We are a development stage independent motion picture producer having our principal office located at 409-903 19th Avenue SW, Calgary, AB. Our telephone number is 403.399.6402. Our facsimile number is 866.900.0582. Our website is presently being developed and will be located on the Internet at www.starflick.com.

We are in the business of developing, producing, marketing and distributing low-budget feature-length films. We have not commenced business operations. To date, our business activities have been limited to organizational matters, acquiring film rights, developing our website and the preparation and filing of a registration statement with regard to our initial public offering.

On February 27, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-148076) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than February 27, 2009. We have not sold any shares through the offering as of April 4, 2008.

As of February 29, 2008, we had total assets of $18,065 comprised of $615 in cash and $6,637 in prepaid expenses. This reflects a decrease of $12,748 of the value of our total assets from $30,813 on August 31, 2007.

As of February 29, 2008, our total liabilities increased to $40,282 from $21,055 as of August 31, 2007.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

RESULTS  OF  OPERATIONS

We posted an operating loss of $32,475 for the quarter ending February 29, 2008, due primarily to accounting, legal fees and transfer agent fees.

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

At  present,  our  common  stock  is  not  publicly  traded.

As  of  February  29,  2008 there were two owners of record of our common stock.

DIVIDEND  POLICY

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefor in our sole discretion;
however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

On February 27, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-148076) effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than February 27, 2009. We have not sold any shares through the offering as of April 4, 2008.

ITEM 3.     DEFAULT UPON SENIOR NOTES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

EXHIBIT    DESCRIPTION

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1       Officers' Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GIDDY-UP PRODUCTIONS, INC.




Date: April 10, 2008                         /s/ Zoltan Nagy
                                             Zoltan Nagy
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, and
                                             Principal Accounting Officer