Form 10-Q
period 2008-05-31
Giddy-up Productions, Inc.
filed 2008-07-11
CIK 1420526

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file # 333-148076

                           GIDDY-UP PRODUCTIONS, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                     NEVADA
 ------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   20-0853182
 ------------------------------------------------------------------------------
                     (I.R.S. Employer Identification number)

               409 - 903 19TH AVENUE SW, CALGARY, ALBERTA T2T 0H8
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (403) 399-6402

           Securities registered under Section 12(b) of the Act: NONE

                    Securities registered pursuant to Section
                                12(g) of the Act:
                         COMMON STOCK, $0.0001 PAR VALUE

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |X| No |_|

As of May 31, 2008, the Issuer had 8,100,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):        Yes |_| No |X|

                         PART I -- FINANCIAL INFORMATION

ITEM 1 Financial

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
May 31, 2008
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)
--------------------------------------------------------------------------------
                                                  May 31, 2008   August 31, 2007
--------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                           $    20        $    --
  Prepaid expense                                          --         20,000
--------------------------------------------------------------------------------

CURRENT ASSETS                                             20         20,000

FILM PROPERTY (Note 3)                                 10,813         10,813
WEBSITE DEVELOPMENT COSTS (Note 4)                     15,328             --
--------------------------------------------------------------------------------

TOTAL ASSETS                                          $26,161        $30,813
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES

CURRENT
  Promissory note - related party                     $10,276        $    --
  Accounts payable and accrued liabilities              2,500          1,055
  Due to a director                                    40,862         20,000
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                      53,638         21,055
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL

  Authorized:
    100,000,000 preferred shares, par value $0.0001
    100,000,000 common shares, par value $0.0001

  Issued and outstanding:
    Nil preferred shares
    8,100,000 common shares (August 31, 2007: 8,000,000)        810         800

Shares subscriptions received (note 6)                        1,960          --

ADDITIONAL PAID-IN CAPITAL                                   10,503      10,013

(DEFICIT) ACCUMULATED DURING
THE DEVELOPMENT STAGE                                       (40,750)     (1,055)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (27,477)      9,758
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIENCY)                          $ 26,161    $ 30,813
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Stockholders' Equity (Deficiency) For the period from August 30, 2007 (inception) to May 31, 2008

(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

                                                                                                        (Deficit)
                                                                                                       Accumulated
                                                                                           Share          during         Total
                                Preferred stock     Common stock       Additional      Subscriptions   development   stockholders'
                                Shares  Amount    Shares   Amount    paid-in capital      Received        stage        deficiency

Issuance of common stock
  for settlement of debt
  August 31, 2007, 0.005
  per share                       --    $   --   8,000,000   $800       $ 39,200           $   --        $     --       $ 40,000

Film property transferred
  from a shareholder              --        --          --     --        (29,187)              --              --        (29,187)

Comprehensive income (loss)
  Loss for the period             --        --          --     --             --               --          (1,055)        (1,055)
                                 ---------------------------------------------------------------------------------------------------

Balance, August 31, 2007          --    $   --   8,000,000   $800       $ 10,013           $   --        $ (1,055)      $  9,758

Issuance of common stock for
  settlement of debt
  September 8, 2007, $0.005
  per share                       --        --     100,000     10            490               --              --            500

Share subscriptions received      --        --          --     --             --            1,960              --          1,960

Comprehensive income (loss)
  Loss for the period             --        --          --     --             --               --         (39,695)       (39,695)
                                ----------------------------------------------------------------------------------------------------

Balance, May 31, 2008             --    $   --   8,100,000   $810       $ 10,503           $1,960        $(40,750)      $(27,477)
                                ====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------
                                     August 30, 2007   Nine months  Three months
                                      (inception) to     ended         ended
                                       May 31, 2008   May 31, 2008  May 31, 2008
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Accounting                                9,678          9,678         1,654
  Amortization                              1,916          1,916         1,916
  Interest                                    276            276           123
  Marketing                                 1,329          1,329           282
  Legal fees                               26,123         25,068         2,568
  Regulatory fees                             225            225            --
  Office expenses                           1,203          1,203           678
--------------------------------------------------------------------------------

OPERATING LOSS                             40,750         39,695         7,221
--------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                 $ (40,750)    $  (39,695)   $   (7,221)

BASIC AND DILUTED LOSS PER SHARE                      $    (0.00)   $    (0.00)
================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
  - basic and diluted                                  8,097,436     8,100,000
================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Cash Flows
(Unaudited - Prepared by Management)
(EXPRESSED IN U.S. DOLLARS)

--------------------------------------------------------------------------------
                                                  August 30, 2007    Nine months
                                                   (inception) to       ended
                                                    May 31, 2008    May 31, 2008
--------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Loss for the period                                 $(40,750)       $(39,695)
  Adjustment to reconcile net loss to net cash
  used in operating activities:
      Amortization                                       1,916           1,916
  Changes in non-cash working capital items
  - (increase) decrease in prepaid expense                  --          20,000
  - increase (decrease) in accounts payable
    and accrued liabilities                              2,500           1,445
--------------------------------------------------------------------------------

NET CASH USED IN OPERATING ACTIVITIES                  (36,334)        (16,334)
--------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Website development cost                             (17,244)        (17,244)
--------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                  (17,244)        (17,244)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from promissory note                         10,276          10,276
  Increase in due to a director                         41,362          21,362
  Share subscriptions received                           1,960           1,960
--------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES               53,598          33,598
--------------------------------------------------------------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                       20              20

CASH AND CASH EQUIVALENTS, beginning of period              --              --
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period              $     20        $     20
================================================================================

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As of May 31, 2008 we had $20 in cash and no cash equivalents.

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

Advertising Expenses

We expense advertising costs as incurred. Total advertising expenses for the period ended May 31, 2008 were $1,329.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2008, we had no balance in a bank beyond insured limits.

Foreign Currency Transactions

We are located and operating outside of the United States of America. We maintain our accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the period ended May 31, 2008.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income" for the period ended May 31, 2008.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense was $1,916 for the period ended May 31, 2008.


New Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51".SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141,(revised 2007), "Business Combinations". SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations

The FASB has additionally issued SFAS No. 155 to SFAS No. 159 and FIN No. 48 but they will not have any relationship to the current operations of the Company. Therefore, a description and its impact on the Company's operations and financial position for each have not been disclosed.

3. FILM PROPERTY

On August 30, 2007, we entered into a purchase agreement with our President to acquire all right, title and interest in and to a motion picture titled "Not That Kind of Girl" for total cash consideration of $40,000. On August 31, 2007, our President agreed to accept 8,000,000 shares of our common stock in full and final satisfaction of the $40,000 debt. In accordance with SEC Staff Accounting Bulletin 5G "Transfers of Non-monetary Assets by Promoters or shareholders", provided that transfer of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the Company's initial public offering normally should be recorded at the transferor's historical cost basis determined under GAAP. Pursuant to SEC Staff Accounting Bulletin 5G, the Company has recorded the film property at its estimated original cost of $10,813 by crediting the film property with $29,187 and debiting the additional paid-in capital with $29,187

4. WEBSITE DEVELOPMENT COST


The Company entered into a Website design and service agreement with a Website Developer which the Website Developer agreed to provide design, development and integration of a website infrastructure and interface for the Company with a consideration of US$17,244 (CAD $17,500). As at May 31, 2008, the Company's website has been substantially completed and recorded amortization expenses of $1,916.

--------------------------------------------------------------------------------
                                                   May 31, 2008  August 31, 2007

                                                        $               $
--------------------------------------------------------------------------------

Cost                                                  17,244            --

Accumulated amortization                              (1,916)           --
--------------------------------------------------------------------------------

Net book value                                        15,328            --
================================================================================

5. PROMISSORY NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President. The promissory note accrues interest at the rate of five per cent per year and is due and payable on demand. As May 31, 2008, the promissory note with accrued interest amounted to $10,267.

6. PREFERRED AND COMMON STOCK

We have 100,000,000 shares of preferred stock authorized at par value of $0.0001 per share and none issued.

We have 100,000,000 shares of common stock authorized at par value of $0.0001 per share. All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On August 31, 2007, the Company issued 8,000,000 restricted shares of common stock for the settlement of $40,000 in debt owed to the president of the Company. (See note 3)

On September 8, 2007, we issued 100,000 restricted shares of common stock at $0.005 per share to a director of the Company for the settlement of $500 in debt.

During the period ended May 31, 2008, the Company received $1,960 for the subscriptions to purchase 19,600 common stocks at a price of $ 0.10 per share.

7. RELATED PARTY TRANSACTIONS AND COMMITMENTS

Please see note 3, note 5 and note 6.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We are a development stage independent motion picture producer having our principal office located at 409-903 19th Avenue SW, Calgary, AB. Our telephone number is 403-399-6402. Our facsimile number is 866-900-0582. Our website is presently being developed and will be located on the Internet at www.starflick.com.

We are in the business of developing, producing, marketing and distributing low-budget feature-length films. We have not commenced business operations. To date, our business activities have been limited to organizational matters, acquiring film rights, developing our website and the preparation and filing of a registration statement with regard to our initial public offering.

On February 27, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-148076 effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than February 27, 2009. We have not sold any shares through the offering as of June 28, 2008.

As of May 31, 2008, we had total assets of $26,161 comprised of $20 in cash, $10,813 in film property and $15,328 in website development costs. This reflects a decrease of $4,652 of the value of our total assets from $30,813 on August 31, 2007.

As of May 31, 2008, our total liabilities increased to $53,638 from $21,055 as of August 31, 2007.

We have not generated revenue since the date of inception. We do not presently have sufficient working capital to satisfy our cash requirements for the next twelve months of operations.

We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.


RESULTS OF OPERATIONS

We posted an operating loss of $7,221 for the quarter ending May 31, 2008, due primarily to expensing of accounting charges, amortization expenses and legal fees.


ITEM 3   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2008. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings and to its knowledge, no such proceedings are threatened or contemplated.

ITEM 1A RISK FACTORS

Not applicable

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

At present, our common stock is not publicly traded.

As of May 31, 2008 there were two owners of record of our common stock.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Use of Proceeds from Registered Securities

On February 27, 2008, the Securities and Exchange Commission declared our Form -1 Registration Statement (Commission File No. 333-148076 effective. Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than February 27, 2009. We have not sold any shares through the offering as of June 28, 2008.

ITEM 3  DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5  OTHER INFORMATION

None

ITEM 6  EXHIBITS

EXHIBIT     DESCRIPTION
-------     -----------

  31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.1      Officers' Certification


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GIDDY-UP PRODUCTIONS, INC.

Date: July 11, 2008
Zoltan Nagy
President, Chief Executive Officer,
Chief Financial Officer, and
Principal Accounting Officer