Form 10-K
period 2008-08-31
Giddy-up Productions, Inc.
filed 2008-12-19
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 333-148076

GIDDY-UP PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8-182
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8	403-399-6402
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X ] No [   ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

Number of common shares outstanding at December 18, 2008:  8,100,000

TABLE OF CONTENTS

PART I

Item 1.  Business.

Forward-looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Giddy-up" mean Giddy-up Productions, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated on August 30, 2007, under the laws of the State of Nevada.  We are a development stage independent motion picture producer having our principal office located at 409-903 19th Avenue SW, Calgary, AB.  Our telephone number is (403) 399-6402.  Our facsimile number is (866) 900-0582.  Our website is presently being developed and is located on the internet at www.starflick.com.  It is expected to be fully operational by January 31, 2009.

We are in the business of developing, producing, marketing and distributing low-budget feature-length films.  We have not commenced business operations.  To date, our business activities have been limited to organizational matters, acquiring film rights and developing our website.

We presently own all right, title and interest in and to a feature length motion picture entitled "Not That Kind of Girl," that was produced by our President and acquired from him for $40,000.  Not That Kind of Girl was produced in 2003, stars Kathleen Collins, and was directed by Zoltan Nagy.  It is the story of a tragic romance between Zack, a radio disc jockey, and Jessica, an aspiring singer, and centers on Zack's attempts to rescue Jessica from her self-destructive choices.

We intend to fully exploit all rights in Not That Kind Of Girl and each film that we produce, including theatrical and non-theatrical distribution in all markets and media throughout the world.  Where applicable, we also intend to pursue the publishing and promotion of associated music, the incorporation of original songs on sound tracks for subsequent use in promotion, sound track albums, story-telling records and the licensing of merchandising rights.

We currently have no employees.  We may utilize independent contractors and consultants from time to time to assist in developing, producing and promoting our motion pictures.  Independent contractors are generally paid on a commission, hourly or job-related basis, depending on the services being performed.

We have no plans, arrangements, commitments, or understandings to engage in a merger or acquisition with another company.

Our Business

We are committed to the development and production of commercially salable feature-length motion pictures having budgets of up to $5 million, but which have enduring value in all media.  We anticipate not only acquiring rights and producing motion pictures but also capitalizing on other marketing opportunities associated with these properties.

We do not have sufficient capital to independently finance our own productions.  We intend to rely on outside sources of financing for all film production activities.  We plan to use most of our available capital to finance film development by acquiring options to existing screenplays and commissioning new screenplays, pre-production and marketing.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to produce commercially successful motion picture films.  In order to succeed, we must develop or acquire screenplays appropriate for production and distribution.  We intend to rely on our President's access to and relationships with, creative talent, including writers, actors and directors to find suitable existing screenplays.  We also intend to rely upon our website to identify a story or concept that can be developed into a new screenplay.

Our website is being developed and is expected to be fully operational by January 31, 2009.  The purpose of our website is to encourage the submission of short films (less than 11 minutes) and trailers.  Posting a submission on our website will cost $19.95.  Submission fees are intended to defray our operational costs, and we do not expect them to result in positive revenue.  All submissions may be viewed by any visitor to our website free of charge.  Visitors may vote online for their favorite submission.  At the end of each calendar year, commencing in 2009, we will offer the director of the submission receiving the most votes on our website an opportunity to direct a feature film based on the submission.  To this end, we will also commission a feature-length screenplay to be written by a professional writer, based on the submission.  We will exclusively own all right title and interest in and to the screenplay and any film derived from it.  We may make similar offers in respect of other submissions.

We plan to employ a flexible strategy in developing and producing our motion picture and film properties.  We will use our own capital and financial resources to develop a project to the point where it is ready to go into production.  For each motion picture, we will assemble a business plan for presentation to prospective investors and financiers, consisting of the screenplay, a budget, shooting schedule, production board and the commitment by a recognizable actor or director.

We believe that we should be able to secure recognizable talent based on the attractiveness of the screenplay but we may also offer, as an added incentive, grants of our stock or options to acquire our stock.  We will then secure the financing to produce the movie and make it available for distribution. The financing may come from federal and provincial governments, financial institutions, lenders with profit participation, advances from distribution companies, accredited investors or a combination of outside sources.

By developing a film project to this advanced stage, we believe that we will be able to maximize our leverage in negotiating production and financing arrangements. Nevertheless, there may be situations when we may benefit from financial assistance at an earlier stage.  These occasions may be necessary as a result of lengthy development of a screenplay, the desirability of commissioning a screenplay by a highly paid writer, the acquisition of an expensive underlying work, or a significant financial commitment to a director or star.

It is common for motion picture producers to grant contractual rights to actors, directors, screenwriters, and other creative and financial contributors to share in revenue or net profits from the motion picture.  Except for the most sought-after talent, these third-party participants are generally paid after all distribution fees, marketing expenses, direct production costs and financing costs are recouped in full.  We plan to be flexible in compensating talent.  We are not averse to entering into profit sharing arrangements.  We will also consider the use of our securities to reward the actors and other participants in a successful motion picture.

Motion picture revenue is derived from the worldwide licensing of a film to several distinct markets, each having its own distribution network and potential for profit.  The selection of the distributor for each of our feature films will depend upon a number of factors.  Our most basic criterion is whether the distributor has the ability to secure bookings for the exhibition of the film on satisfactory terms.  We will consider whether, when and in what amount the distributor will make advances to us.  We will also consider the amount and manner of computing distribution fees and the extent to which the distributor will guarantee certain print, advertising and promotional expenditures.  We will not attempt to obtain financing for the production of a particular film unless we believe that adequate distribution arrangements for the film can be made.

No assurance can be given that our motion pictures, if produced, will be distributed and, if distributed, will return our initial investment or make a profit.  To achieve the goal of producing profitable feature films, we plan to be extremely selective in our choice of literary properties and exercise a high degree of control over the cost of production.  Although we plan to produce films that will generate substantial box office receipts, we will produce our films in a fiscally conservative manner.  We believe that it is possible for a feature film to return the initial investment and show a profit based on an average box office run, with residuals from the sale of ancillary rights adding to cash flow in future years.  By keeping strict control of our costs, we will strive for consistent and profitable returns on our investment.

Feature Film Production

Feature film production does not require the ownership of expensive equipment.  All the necessary equipment needed to engage in every aspect of the film production process can be rented or borrowed for the period in which it is needed.  This is standard operating procedure for all production companies within the industry and we plan to follow this procedure in our productions.  Such rentals and temporary equipment are accounted for in the budget of each film in what are called the "below the line" costs that are directly charged to the production or the cost of "manufacturing" the film.  We plan to rent whatever equipment is needed for the shortest period of time and to coordinate its use to avoid idle time.

Essential to our success will be the production of high quality films having budgets of $5 million or less that have the potential to be profitable.  We will not engage in the production of X-rated material.  We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public.  Our films will be cast into a wide range of genres, with our initial focus being on suspense, drama, and comedy.  All our films will be suitable for domestic and international theatrical exhibition, pay cable, network and syndicated television, as well as all other ancillary markets.

The low budgets within which we intend to operate will serve the dual purpose of being low enough to limit our downside exposure and high enough to pay for a feature film with accomplished actors or directors that appeal to the major markets.  The market pull of the talent to be used must justify their fees by helping to attract advances.  Our budgets must remain small enough so that a large percentage of our capital is not put at risk.  We intend to produce projects with built-in break-even levels that can be reached with ancillary and foreign distribution revenue.  If the movie crosses-over into a wide national distribution release, we can potentially generate a large profit because our share is not limited as with ancillary and foreign revenue.

In order to produce quality motion pictures for relatively modest budgets, we will seek to avoid the high operating expenses that are typical of major U.S. studio productions.  We do not plan on having high overhead caused by large staff, interest charges, substantial fixed assets, and investment in a large number of projects that are never produced.  We believe that by maintaining a smaller, more flexible staff, with fewer established organizational restrictions we can further reduce costs through better time management than is possible in a major studio production.

We also plan to enter into co-productions with experienced and qualified production companies in order to become a consistent supplier of motion pictures to distributors in the world markets.  With dependable and consistent delivery of product to these markets, we believe that distribution arrangements can be structured that will be equivalent to the arrangements made by major studios.  We do not want to relinquish control of our productions, so we intend to provide up to 50% of the required funds.  We may obtain our portion of the production costs from third parties in the form of debt financing, profit participation or such financing, and as such, we may be required to relinquish control of the project.  If we lose control of the project then we will likely be unable to influence the production, sale, distribution or licensing of the film.

Primary responsibility for the overall planning, financing and production of each motion picture will rest with our management.  For each motion picture we will employ an independent film director who will be responsible for, or involved with, many of the creative elements, such as direction, photography, and editing.  All decisions will be subject to budgetary restrictions and our business control, although we will permit an independent director to retain reasonable artistic control of the project, consistent with its completion within strict budget guidelines and the commercial requirements of the picture.

Distribution Arrangements

Effective distribution is critical to the economic success of a feature film, particularly when made by an independent production company.  We have not as yet negotiated any distribution agreements.

We intend to release our films in the United States through existing distribution companies, primarily independent distributors.  We will retain the right for ourselves to market the films on a territory-by-territory basis throughout the rest of the world and to market television and other uses separately.  In many instances, depending upon the nature of distribution terms available, it may be advantageous or necessary for us to license all, or substantially all, distribution rights through one major distributor.

It is not possible to predict, with certainty, the nature of the distribution arrangements, if any, that we may secure for our motion pictures.

To the extent that we engage in foreign distribution of our films, we will be subject to all of the additional risks of doing business abroad including, but not limited to, government censorship, currency fluctuations, exchange controls, greater risk of "piracy" copying, and licensing or qualification fees.

Competition

The motion picture industry is intensely competitive.  Competition comes from companies within the same business and companies in other entertainment media that create alternative forms of leisure entertainment.  The industry is currently evolving such that certain multinational multimedia firms will be able to dominate because of their control over key film, magazine, and television content, as well as key network and cable outlets.  These organizations have numerous competitive advantages, such as the ability to acquire financing for their projects and to make favorable arrangements for the distribution of completed films.

We will be competing with the major film studios that dominate the motion picture industry.  Some of these firms we compete with include: Lion's Gate Entertainment, Twentieth Century Fox; AOL Time Warner's Warner Bros. including Turner, New Line Cinema and Castle Rock Entertainment; Viacom's Paramount Pictures; Vivendi Universal's Universal Studios; Sony Corp.'s Sony Pictures including Columbia and TriStar; Walt Disney Company's Buena Vista, Touchstone and Miramax and Metro-Goldwyn-Mayer including MGM Pictures, UA Pictures, Orion and Goldwyn.  We will also compete with numerous independent motion picture production companies, television networks, and pay television systems, for the acquisition of literary properties, the services of performing artists, directors, producers, and other creative and technical personnel, and production financing.  Nearly all of our competitors are organizations of substantially larger size and capacity, with far greater financial and personnel resources and longer operating histories, and may be better able to acquire properties, personnel and financing, and enter into more favorable distribution agreements.  Our success will depend on public taste, which is both unpredictable and susceptible to rapid change.

As an independent film production company, we most likely will not have the backing of a major studio for production and distribution support.  Consequently, we may not be able to complete a motion picture.  If we do, we may not be able to make arrangements for exhibition in theaters.  Our success in theaters may determine our success in other media markets.

In order to be competitive, we intend to create independent motion pictures of aesthetic and narrative quality comparable to the major film studios that appeal to a wide range of public taste both in the United States and abroad.  By producing our films in Canada we believe that we will be able to significantly reduce production costs, and thereby offer our films to distributors at extremely competitive pricing.  We plan to be very selective when developing screenplays.  We plan to produce our motion pictures efficiently, by employing talented and established professionals with experience in the industry.  Also, we plan on exploiting all methods of distribution available to motion pictures.

Intellectual Property Rights

Rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, including Canada.  These laws provide substantial civil and criminal penalties for unauthorized duplication and exhibition of motion pictures.  Motion pictures, musical works, sound recordings, artwork, and still photography are separately subject to copyright under most copyright laws.  We plan to take appropriate and reasonable measures to secure, protect, and maintain copyright protection for all of our pictures under the laws of the applicable jurisdictions.  Motion picture piracy is an industry-wide problem.  Our industry trade association provides a piracy hotline and investigates all piracy reports.  The results of such investigations may warrant legal action, by the owner of the rights, and, depending on the scope of the piracy, investigation by the Federal Bureau of Investigation and/or the Royal Canadian Mounted Police with the possibility of criminal prosecution.

Under the copyright laws of Canada and the United States, copyright in a motion picture is automatically secured when the work is created and "fixed" in a copy.  We intend to register our films for copyright with both the Canadian Copyright Office and the United States Copyright Office.  Both offices will register claims to copyright and issue certificates of registration but neither will "grant" or "issue" copyrights.  Only the expression (camera work, dialogue, sounds, etc.) fixed in a motion picture can be protected under copyright.  Copyright in both Canada and the United States does not cover the idea or concept behind the work or any characters portrayed in the work.  Registration with the appropriate office establishes a public record of the copyright claim.

Ordinarily, a number of individuals contribute authorship to a motion picture, including the writer, director, producer, camera operator, editor, and others.  Under the laws of both Canada and the United States, these individuals are not always considered the "authors," however, because a motion picture is frequently a "work made for hire.”  In the case of a work made for hire, the employer, not the individuals who actually created the work, is considered the author for copyright purposes.  We intend all of our films to be works made for hire in which we will be the authors and thereby own the copyright to our films.

Canada's copyright law is distinguished from that of the United States by recognizing the moral rights of authors.  Moral rights refer to the rights of authors to have their names associated with their work, and the right to not have their work distorted, mutilated or otherwise modified, or used in association with a product, service, cause or institution in a way that is prejudicial to their honor or reputation.  Moral rights cannot be sold or transferred, but they can be waived.  We intend that all individuals who contribute to the creation of any of our motion pictures will be required to waive any such moral rights that they may have in the motion picture.

For copyright purposes, publication of a motion picture takes place when one or more copies are distributed to the public by sale, rental, lease or lending, or when an offering is made to distribute copies to a group of persons (wholesalers, retailers, broadcasters, motion picture distributors, and the like) for purposes of further distribution or public performance.  A work that is created (fixed in tangible form for the first time) on or after January 1, 1978, is automatically protected from the moment of its creation and is ordinarily given a term enduring for the author's life plus an additional 70 years after the author's death.  For works made for hire, the duration of copyright will be 95 years from publication or 120 years from creation, whichever is shorter.

Although we plan to copyright all of our film properties and projects, there is no practical protection from films being copied by others without payment to us, especially overseas.  We may lose an indeterminate amount of revenue as a result of motion picture piracy.  Being a small company, with limited resources, it will be difficult, if not impossible, to pursue our various remedies.

Motion picture piracy is an international as well as a domestic problem.  It is extensive in many parts of the world.  In addition to the Motion Picture Association of America, the Motion Picture Export Association, the American Film Marketing Association, and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy.  In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy.  The United States government has publicly considered trade sanctions against specific countries that do not prevent copyright infringement of American motion pictures.  There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted.  If enacted, such actions may impact the revenue that we realize from the international exploitation of our motion pictures.  If not enacted or if other measures are not taken, the motion picture industry, including us, may lose an indeterminate amount of revenue as a result of motion picture piracy.

Censorship

An industry trade association, the Motion Picture Association of America, assigns ratings for age group suitability for domestic theatrical distribution of motion pictures under the auspices of its Code and Rating Administration.  The film distributor generally submits its film to the Code and Rating Administration for a rating.  We plan to follow the practice of submitting our motion pictures for ratings.

Television networks and stations in the United States as well as some foreign governments may impose additional restrictions on the content of a motion picture that may wholly or partially restrict exhibition on television or in a particular territory.

We will not engage in the production of X-rated material.  We plan to make motion pictures that appeal to the tastes of the vast majority of the movie-going public.  We plan to produce our motion pictures so there will be no material restrictions on exhibition in any major market or media.  This policy may require production of "cover" shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of our films may not limit or affect our ability to exhibit our pictures in certain territories and media.

Theatrical distribution of motion pictures, in a number of states and certain jurisdictions, is subject to provisions of trade practice laws passed in those jurisdictions.  These laws generally seek to eliminate the practice known as "blind bidding" and prohibit the licensing of films unless theater owners are invited to attend screenings of the film first.  In certain instances, these laws also prohibit payment of advances and guarantees to film distributors by exhibitors.

Labor Laws

We are aware that the cost of producing and distributing filmed entertainment has increased substantially in recent years.  This is due, among other things, to the increasing demands of creative talent as well as industry-wide collective bargaining agreements.  Many of the screenplay writers, performers, directors and technical personnel in the entertainment industry who will be involved in our productions are members of guilds or unions that bargain collectively on an industry-wide basis.  We have found that actions by these guilds or unions can result in increased costs of production and can occasionally disrupt production operations.  If such actions impede our ability to operate or produce a motion picture, it may substantially harm our ability to earn revenue.

We will use non-unionized talent whenever possible to reduce our costs of production.  Notwithstanding, many individuals associated with our productions, including actors, writers and directors, will be members of guilds or unions, that bargain collectively with producers on an industry-wide basis from time to time.  Our operations will be dependent upon our compliance with the provisions of collective bargaining agreements governing relationships with these guilds and unions.  Strikes or other work stoppages by members of these unions could delay or disrupt our activities.  The extent to which the existence of collective bargaining agreements may affect us in the future is not currently determinable.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We are presently using office space located at 409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8.  This office is provided to us at no cost by our President.  We intend to lease office space in Point Roberts, Washington in the near future.

Item 3.  Legal Proceedings.

As of August 31, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART 2

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At present, our common stock is not publicly traded.

Holders

As of December 18, 2008 there were 2 owners of record of our common stock.

Dividend Policy

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available there for in our sole discretion; however, to date no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Equity Compensation Plans

As of August 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

From our inception on August 30, 2007 to August 31, 2008, we completed the following sales of unregistered securities:

On  August  31,  2007,  we  issued  8,000,000  restricted  common  shares to our President,  Zoltan  Nagy,  in  settlement  of  $40,000 in debt.  The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.  No general solicitation was made in connection with the offer or sale of these securities.

On September 8, 2007, we issued 100,000 restricted common shares to Marnie Kuhn, a director, in settlement of $500 in debt.  The shares were issued without registration  under  the Securities Act of 1933 in reliance on an exemption from registration  provided  by  Section  4(2)  of  the  Securities  Act.  No general solicitation was made in connection with the offer or sale of these securities.

Use of Proceeds from Registered Securities

On February 27, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement (Commission File No. 333-148076) effective.  Our offering commenced on the effective date and will terminate on the earlier of the date on which we sell all offered shares and the date on which we terminate the offering, which date will not be later than February 27, 2009.  As of December 18, 2008 we have received share subscriptions of 847,778 shares for proceeds of $84,777.80.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Qualitative Disclosures About Market Risk.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Forward-Looking Statements

This Annual Report contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for the purposes of these provisions, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties and actual results could differ materially from those anticipated by the forward-looking statements.

Results of Operations

Our results of operations are summarized below:

	Period from	Year Ended	Period from
	August 30, 2007 (inception) to	August 31, 2008	August 30, 2007 (inception) to
	August 31, 2008		August 31, 2007
	$	$	$
Revenues	$ 0	$ 0	$ 0
Total Operating Expense	$ 55,427	$ 54,372	$ 1,055
Net Loss	$ (55,427)	$ (54,372)	$ (1,055)
Loss per common share (basic and assuming dilution)		(0.01)	(0.00)

Lack of Revenues

We have had limited operational history since our inception on August 30, 2007.  Since our inception to August 31, 2008 we have not generated any revenues.  As of August 31, 2008 we had total assets of $23,007 and total liabilities of $61,733.  Since our inception to August 31, 2008 we accumulated a deficit of $55,427.  As of August 31, 2007 we had total assets of $30,813 and total liabilities of $21,055.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the year ended August 31, 2008, we have total expenses of $54,372, including $15,113 in account and auditing costs, $5,269 in amortization, $402 in interest expense, $6,710 in marketing expense, $25,068 in legal fees, $225 in filing fees and $1,585 in office expenses.

By comparison, for the year ended August 31, 2007, we had total expenses of $1,055 which consisted solely in legal fees.

The main reason for the increase in expenses is due to the significant increase in the activity of the Company and the short period of time that elapsed from out date of inception to the year ended August 31, 2007.

Since our inception on August 30, 2007 to August 31, 2008, we accumulated total expenses of $55,427, including $15,113 in account and auditing costs, $5,269 in amortization, $402 in interest expense, $6,710 in marketing expense, $26,123 in legal fees, $225 in filing fees and $1,585 in office expenses.

Our office expenses consist of communication expenses (cellular, internet, fax and telephone), foreign exchange, courier, postage costs and office supplies.

Net Loss

Since our inception on August 30, 2007 to August 31, 2008, we incurred net loss of $55,427.  For the year ended August 31, 2008, we incurred net loss of $54,372.  For the period from August 30, 2007 (Date of Inception) to August 31, 2007, we incurred a net loss of $1,055.  Our net loss per share was $0.01 for the year ended August 31, 2008 and $0.00 for the period from August 30, 2007 (Date of Inception) to August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2008 we had cash of $218 and a working capital deficit of $61,515.  Since our inception on August 30, 2007 to August 31, 2008, our accumulated net loss was $55,427.  We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

Since our inception on August 30, 2007 to August 31, 2008, we have received gross proceeds of $5,388 cash from share subscriptions.

Since our inception on August 30, 2007 to August 31, 2008 we used net cash of $17,245 in investing activities and $44,701 in operating activities.  We also received net cash of $62,164 from financing activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

GIDDY-UP PRODUCTIONS, INC.
Financial Statements
(Expressed in United States dollars)

August 31, 2008

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statement of Stockholders’ Equity	F-3

Statement of Operations	F-4

Statement of Cash Flows	F-5

Notes to the Financial Statements	F-6

Chang Lee LLP
Chartered Accountants *
505 – 815 Hornby Street
Vancouver, B.C, V6Z 2E6
Tel:  604-687-3776
Fax: 604-688-3373
E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Giddy-up Productions, Inc.
(A development stage company)

We have audited the accompanying balance sheets of Giddy-up Productions, Inc. (a development stage company) as at August 31, 2008 and 2007 and the related statements of stockholders’ equity, operations and cash flows for the year ended August 31, 2008, the period from August 30, 2007 (date of inception) to August 31, 2007, and the period cumulative from August 30, 2007 (date of inception) to August 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended August 31, 2008, the period from August 30, 2007 (date of inception) to August 31, 2007 and the period cumulative from August 30, 2007 (date of inception) to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operation activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/
December 13, 2008	Chartered Accountants

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
August 31
(Expressed in U.S. Dollars)
	2008	2007

ASSETS
Current
Cash and cash equivalents	$218	$-
Prepaid expenses	-	20,000

	218	20,000

Film Property (Note 3)	10,813	10,813
Website Development Costs, net of amortization of $5,269	11,976	-

Total assets	$23,007	$30,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Promissory note - related party	$10,402	$-
Accounts payable and accrued liabilities	4,000	1,055
Due to directors	47,331	20,000

Total liabilities	61,733	21,055

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,000,000 common shares	810	800
Additional paid-in capital	10,503	10,013
Share subscriptions received	5,388	-
(Deficit) accumulated during the development stage	(55,427)	(1,055)

Total stockholders' equity (deficiency)	(38,726)	9,758

Total liabilities and stockholders' equity (deficiency)	$23,007	$30,813

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statement of Stockholders' Equity
For the period from August 30, 2007 (inception) to August 31, 2008

(Expressed in U.S. Dollars)

							(Deficit)
							accumulated
					Additional	Share	during	Total
	Preferred stock		Common stock		paid-in	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	received	stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statement of Operations
(Expressed in U.S. Dollars)

	August 30, 2007	Year	August 30, 2007
	(inception) to	Ended	(inception) to
	August 31, 2008	August 31, 2008	August 31, 2007

General and administrative expenses
Accounting and audit	15,113	15,113	-
Amortization	5,269	5,269	-
Interest expenses	402	402	-
Marketing expenses	6,710	6,710	-
Legal fees	26,123	25,068	1,055
Regulatory and filing fees	225	225	-
Office expenses	1,585	1,585	-

Operating loss	55,427	54,372	1,055

Net loss for the period	$(55,427)	$(54,372)	$(1,055)

Basic and diluted loss per share		$(0.01)	$(0.00)

Weighted average number of
common shares outstanding
- basic and diluted		8,097,807	4,000,000

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statement of Cash Flows
(Expressed in U.S. Dollars)

	August 30, 2007	Year	August 30, 2007
	(inception) to	Ended	(inception) to
	August 31, 2008	August 31, 2008	August 31, 2007

Cash flows from (used in) operating activities
Loss for the period	$(55,427)	$(54,372)	$(1,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	5,269	5,269	-
- Interest on promissory notes	402	402	-
Changes in non-cash working capital items:
- prepaid expense and deposit	-	20,000	(20,000)
- accounts payable and accrued liabilities	5,055	4,000	1,055

	(44,701)	(24,701)	(20,000)

Cash flows from (used in) investing activities
Website development costs	(17,245)	(17,245)	-

Cash flows from (used in) financing activities
Share subscriptions received	5,388	5,388	-
Promissory note	10,000	10,000	-
Due to directors	46,776	26,776	20,000

	62,164	42,164	20,000

Increase in cash and cash equivalents	218	218	-

Cash and cash equivalents, beginning of period	-	-	-

Cash and cash equivalents, end of period	$218	$218	$-

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Giddy-up Productions, Inc. was formed on August 30, 2007 under the laws of the State of Nevada. We have not commenced our planned principal operations, producing motion pictures. We are considered a development stage company as defined in SFAS No. 7. We have an office in Calgary, Alberta. The Company’s fiscal year end is August 31.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred operating losses and require additional funds to maintain our operations. Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at August 31, 2008 cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred. Total advertising expenses for the period ended August 31, 2008 were $6,710 (2007- $0)

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of August 31, 2008, we had $218 in a bank and $nil beyond insured limits.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair value. These financial instruments include a promissory note, accounts payable and accrued liabilities, and amounts due to directors. Fair values were assumed to approximate carrying values for these financial instruments, except where noted, since they are short term in nature and their carrying amounts approximate fair values or they are payable on demand. Management is of the opinion that we are not exposed to significant interest or credit risks arising from these financial instruments. We operate outside the United States of America and have significant exposure to foreign currency risk due to the fluctuation of currency in which we operate.

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

We did not grant any stock options during the year ended August 31, 2008.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income” for the year ended August 31, 2008.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $5,269 for the year ended August 31, 2008.

New Accounting Pronouncements

FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, The FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements,” that amends ARB 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of SFAS 160 did not have an impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired and liabilities assumed, measures goodwill acquired or gain from a bargain purchase, and determines what information to disclose. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

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

During the year, the Company received $5,388 in share subscriptions.

6. RELATED PARTY TRANSACTIONS

Please see note 3, note 4 and note 5.

7. SUBSEQUENT EVENTS

Subsequent to the year end, the Company received 793,900 shares subscription for total proceeds of $79,390.

On September 1, 2008, the Company entered into an office lease agreement with a director of the Company for a monthly fee of $1,250 and expires August 31, 2009

Subsequent to the year end, the Company repaid $76,000 to a director of the Company for the related loan payable and due to directors.

8. NON-CASH TRANSACTIONS

During the period ended August 31, 2007, the Company issued 8,000,000 restricted shares of common stock for the settlement of $40,000 in debt owed to the president of the Company (see note 3).

During the fiscal year ended August 31, 2008, the Company issued 100,000 restricted shares of common stock at $0.005 per share to a director of the Company for the settlement of $500 in debt.

During the fiscal year ended August 31, 2008, the Company accrued interest expenses of $402.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Not applicable to smaller reporting companies.

Item 9A(T).  Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s ICFR.

Management believes that the Company’s ICFR are currently ineffective at preventing or detecting a material misstatement in the financial statements because the following material weaknesses exist:

1.	The accounts payable and expenses may be overstated because there is lack of segregation of duties and therefore the Company is susceptible to fraud.

2.
Cash management may be a problem because the person in charge of writing checks also reconciles the bank account.  The cash in our bank account is a relatively small but material amount and is susceptible to misappropriation.

3.
There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection.  There no software based accounting controls in place to prevent double entries, monitor performance, etc.

4.
There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics.  A whistleblower policy is not necessary given the small size of the organization.

The recommendations to remediate these deficiencies are as follows:

1.	Hire an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.
Consider purchasing basic accounting software to record accounting transactions and print checks.  However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail.  The Company needs to evaluate all options.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

5.
Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2008 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of December 18, 2008.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors, Executive Officers, Promoters, and Control persons for the fiscal year ended August 31, 2008:

Name	Age	Position	Term

Zoltan Nagy	42	President, Secretary,	August 30, 2007 to present
		Treasurer, Director

Marnie Kuhn	41	Director	August 30, 2007 to present

Zoltan Nagy has served as our President, Chief Executive Officer, Treasurer, Secretary and a director as of August 2007.  Since 2002, he has been active in the filmed entertainment industry as an actor, production assistant, camera operator and director on several television shows, commercials and motion pictures.  Mr. Nagy received a diploma in film direction from Los Angeles City College in 1993.

Marnie Kuhn has served as a director as of September 2007.  Since 2005, Ms. Kuhn has worked with Zoltan Nagy in the entertainment industry as a producer and production accountant.  Previously, Ms. Kuhn was employed as a manager by Integrative Healing Arts, a naturopathic clinic.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

Zoltan Nagy and Marnie Kuhn are common law spouses.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:
•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors.  Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee.  The Board of Directors has determined that the cost of hiring a financial expert to act as our director and a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on our Board of Directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Director Nominees

We do not have a nominating committee.  Our Board of Directors select individuals to stand for election as members of the Board.  Since the Board of Directors does not include any independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders.  Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions.  The Board may request additional information from the candidate prior to reaching a determination.  The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based on the fact that we do not have a class of securities registered under the Section 12 of the Securities Exchange Act of 1934 none of our 10% shareholders, directors or officers have been required for file reports under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation.

Compensation of Directors

Our directors did not receive any compensation for serving as a director during the fiscal year ended August 31, 2008.  They also did not receive any compensation for services as a director from August 30, 2007 to August 31, 2008.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our Board of Directors or a committee thereof.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors.  The Board of Directors as a whole determines executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of December 18, 2008, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of December 18, 2008, there were 8,100,000 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zoltan Nagy (1) 409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8 Canada	8,000,000	98.77%
Common	Marnie Kuhn (2) 409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8 Canada	100,000	1.23%
	All Officers and Directors as a Group	8,100,000	100%

1	Zoltan Nagy is our director, President and Chief Executive Officer, Secretary and Treasurer.

2	Marnie Kuhn is our director.

We do not have any management or consulting agreements.  We made no grants of stock options or stock appreciation rights since our inception to August 31, 2008.

We do not have any compensation plans, plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Except as indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Our directors, Zoltan Nagy and Marnie Kuhn do not meet any of the definitions for independent directors.  Once we engage further directors and officers, we intend to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our financial statements the period ended August 31, 2007 was $6,085.

The aggregate fees billed by Chang Lee LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008 is estimated to be $6,500.

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed for assurance and related services by Chang Lee LLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $nil and $2,745, respectively.

Tax Fees

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed for tax compliance, by Chang Lee LLP were $nil.

All Other Fees

For the fiscal years ended August 31, 2007 and 2008, the aggregate fees billed by Chang Lee LLP for other non-audit professional services, other than those services listed above, totaled $nil.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

EXHIBIT	DESCRIPTION
31.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: December 19, 2008	Zoltan Nagy
President, Chief Executive Officer, Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive Officer, Chief Financial Officer, Director, Secretary, Treasurer	December 19, 2008
Zoltan Nagy

/s/ Marnie Kuhn Marnie Kuhn	Director	December 19, 2008