Form 10-Q
period 2008-11-30
Giddy-up Productions, Inc.
filed 2009-01-28
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑  No ☐

Number of common shares outstanding at January 26, 2009:  8,100,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.
Financial Statements
(Expressed in United States dollars)

November 30, 2008

Index

Balance Sheets	F–1

Statements of Stockholders’ Equity	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to the Financial Statements	F-5

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
(Expressed in U.S. Dollars)
	November 30 2008	August 31 2008

ASSETS
Current
Cash and cash equivalents	$1,734	$218
Prepaid expenses	17,293	-

	19,027	218

Film Property (Note 3)	10,813	10,813
Website Development Costs, net of amortization of $6,705	10,539	11,076

Total assets	$40,379	$23,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current
Promissory note - related party	$-	$10,402
Accounts payable and accrued liabilities	4,000	4,000
Due to directors	-	47,332

Total liabilities	4,000	61,733

Stockholders’ Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,000,000 common shares	810	800
Additional paid-in capital	10,503	10,503
Share subscriptions received	86,647	5,388
(Deficit) accumulated during the development stage	(61,581)	(55,427)

Total stockholders’ equity (deficiency)	36,379	(38,726)

Total liabilities and stockholders’ equity (deficiency)	$40,379	$23,007

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Stockholders’ Equity
For the period from August 30, 2007 (inception) to November 30, 2008

(Expressed in U.S. Dollars)

							(Deficit)
							accumulated
					Additional	Share	during	Total
	Preferred stock		Common stock		paid-in	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	capital	received	stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

Share Subscriptions	-	-	-	-	-	81,259	-	81,259

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(6,154)	(6,154)

Balance, November 30, 2008	-	$-	8,100,000	$810	$10,503	$86,647	$(61,581)	$36,379

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30 2008	November 30 2007	November 30 2008

General and administrative expenses
Accounting and audit	$-	$4,876	$15,113
Amortization	1,437	-	6,706
Interest expenses	124	-	526
Marketing expenses	467	41	7,177
Legal fees	-	20,000	26,123
Regulatory and filing fees	-	125	225
Office expenses	4,126	94	5,711

Operating loss	6,154	25,136	61,581

Net loss for the period	$(6,154)	$(25,136)	$(61,581)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
- basic and diluted	8,100,000	8,091,209

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)

	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30 2008	November 30 2007	November 30 2008
Cash flows from (used in) operating activities
Loss for the period	$(6,154)	$(25,136)	$(61,581)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	1,437	-	6,706
- Interest on promissory notes	124	-	526
Changes in non-cash working capital items:
- prepaid expense and deposit	(17,293)	13,363	(17,293)
- accounts payable and accrued liabilities	-	4,321	4,000

	(21,886)	(7,452)	(67,642)
Cash flows (used in) investing activities
Website development costs	-	-	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	81,259	-	86,647
Promissory note – related party	(10,526)	10,000	(526)
Due to directors	(47,331)	7,587	500

	23,402	17,587	86,621

Increase in cash and cash equivalents	1,516	10,135	1,734

Cash and cash equivalents, beginning of period	218	-	-
Cash and cash equivalents, end of period	$1,734	$10,135	$1,734

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2008 and August 31, 2008, cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended November 30, 2008 were $467 (November 30, 2007 - $nil).

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period.  We have adopted SFAS No. 128, "Earnings Per Share".  Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of November 30, 2008, we had $1,734 (August 31, 2008 - $218) in a bank and $nil beyond insured limits.

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

We did not grant any stock options during the quarter ended November 30, 2008.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the quarter ended November 30, 2008.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense is total of $1,437 for the quarter ended November 30, 2008 (November 30, 2007 - $nil).

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

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We have adopted FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis.  The adoption of this statement does not have a material effect on the Company’s financial statements.

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

3.  FILM PROPERTY

On August 30, 2007, we entered into a purchase agreement with our President to acquire all right, title and interest in and to a motion picture titled "Not That Kind of Girl" for total cash consideration of $40,000.  On August 31, 2007, our President agreed to accept 8,000,000 shares of our common stock in full and final satisfaction of the $40,000 debt.  In accordance with SEC Staff Accounting Bulletin 5G "Transfers of Non-monetary Assets by Promoters or shareholders", provided that transfer of non-monetary assets to a company by its promoters or shareholders in exchange for stock prior to or at the time of the Company's initial public offering normally should be recorded at the transferor's historical cost basis determined under GAAP.  Pursuant to SEC Staff Accounting Bulletin 5G, the Company has recorded the film property at its estimated original cost of $10,813 by crediting the film property with $29,187 and debiting the additional paid-in capital with $29,187.

4.  PROMISSORY NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President.  The promissory note accrues interest at the rate of five per cent per year and is due and payable on demand.  During the quarter ended November 30, 2008, the promissory note and the accrued interest has been repaid.

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

During the quarter ended November 30, 2008, the Company received $81,259 in share subscriptions.

6.  RELATED PARTY TRANSACTIONS

Please see note 3, note 4 and note 5.

During the quarter ended November 30, 2008, the Company repaid $76,000 to a director of the Company for the related promissory note payable and due to directors.

7.  SUBSEQUENT EVENTS

On January 1, 2009, the Company signed employment agreements with two directors of the Company for a total of US$10,000 per month.

Subsequent to the quarter ended November 30, 2008, the Company has received share subscription of $10,100.

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

During the quarter ended November 30, 2008, the Company accrued interest expenses of $124.

9. COMMITMENTS

On September 1, 2008, the Company entered into an office lease agreement with a director of the Company for a monthly fee of $1,250 and expires August 31, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.  We are a development stage company and have not yet generated or realized any revenues.

Overview

We were incorporated as a Nevada company on August 30, 2007.  We are a development stage independent motion picture producer having our principal office located at 409-903 19th Avenue SW, Calgary, AB.  Our telephone number is 403-399-6402.  Our facsimile number is 866-900-0582.  Our website is presently being re-done, but the current version is still located on the Internet at www.starflick.com.  We do not have any subsidiaries.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have nominal assets.

Our Operations

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

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations for the Three Months ended November 30, 2008, compared to the same period in 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of November 30, 2008 we had cash of $1,734, total current assets of $19,027, total current liabilities of $4,000 and a working capital surplus of $15,027.  From our inception on August 30, 2007 to November 30, 2008 we accumulated a deficit of $61,581.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of November 30, 2008 we had total assets of $40,379 and total liabilities of $4,000.  Our total assets were primarily made up prepaid expenses, film property and website development costs.

We used net cash of $21,886 in operating activities for the quarter ended November 30, 2008, compared to $7,452 during the same period in 2007 and $67,642 from our inception on August 30, 2007 to November 30, 2008.  The increase in operating expenses for the period ended November 30, 2008 resulted from an increase in our prepaid expenses.

We used net cash of $0 in investing activities for the quarter ended November 30, 2008, compared to $0 during the same period in 2007, and $17,245 from our inception on August 30, 2007 to November 30, 2008.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $23,402 from financing activities for the quarter ended November 30, 2008, compared to $17,587 during the same period in 2007 and $86,621 from our inception on August 30, 2007 to November 30, 2008.  The cash received from financing activities during the period ended November 30, 2008 resulted from the proceeds of share subscriptions received.  During the period ended November 30, 2008 our cash position increased by $1,516.

Results of Operations

Revenues

From our inception on August 30, 2007 to November 30, 2008 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $6,154 for the quarter ended November 30, 2008, compared to $25,136 for the same period in 2007 and $61,581 from our inception on August 30, 2007 to November 30, 2008.  The decrease in operating expenses for the period ended November 30, 2008 resulted from a decrease in our legal and accounting costs.

We incurred $1,437 in amortization costs, $467 in marketing expenses, $124 in interest expense and $4,126 in office expenses for the quarter ended November 30, 2008.  For the same period in 2007, we incurred $41 in marketing expenses, $20,000 in legal expenses, $125 in regulatory fees, $4,876 in accounting and audit, and $94 in office expenses.  We did not incur any amortization or interest expenses during the same period in 2007.  From our inception on August 30, 2007 to November 30, 2008 we incurred $15,113 in accounting and audit expenses, $6,706 in amortization, $526 in interest expenses, $7,177 in marketing expenses, $26,123 in legal fees, $225 in filing fees and $5,711 in office expenses.

Net Loss

From our inception on August 30, 2007 to November 30, 2008 we incurred net a loss of $61,581.  For the quarter ended November 30, 2008 we incurred a net loss of $6,154, compared to a net loss of $25,136 for the same period in 2007.

Research and Development

For the quarter ended November 30, 2008 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of November 30, 2008 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 30, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 30, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority against us.  None of our directors, officers or affiliates (i) are a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT	DESCRIPTION

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securitas Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: January 27, 2009	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer