Form 10-Q
period 2009-02-28
Giddy-up Productions, Inc.
filed 2009-10-06
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                                                Accelerated filer [  ]
Non-accelerated filer  [  ]                                                                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No [  ]

Number of common shares outstanding at October 6, 2009:  8,100,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.
Financial Statements
(Expressed in United States dollars)

February 28, 2009

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
(Expressed in U.S. Dollars)
	February 28 2009	August 31 2008

ASSETS
Current
Cash and cash equivalents	$930	$218

	930	218

Film Property (Note 3)	10,813	10,813
Website Development Costs, net of amortization of $8,143	9,102	11,976

Total assets	$20,845	$23,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Promissory note – related party	$-	$10,402
Accounts payable and accrued liabilities	10,294	4,000
Due to directors	8,932	47,331

Total liabilities	19,226	61,733

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,100,000 common shares	810	810
Additional paid-in capital	10,503	10,503
Share subscriptions received	91,698	5,388
(Deficit) accumulated during the development stage	(101,392)	(55,427)

Total stockholders' equity (deficiency)	1,619	(38,726)

Total liabilities and stockholders' equity (deficiency)	$20,845	$23,007

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from August 30, 2007 (inception) to February 28, 2009
(Expressed in U.S. Dollars)

							(Deficit)
							accumulated
						Share	during	Total
	Preferred stock		Common stock		Additional	subscriptions	development	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	received	stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

Share Subscriptions	-	-	-	-	-	86,310	-	86,310

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(45,965)	(45,965)

Balance, February 28, 2009	-	$-	8,100,000	$810	$10,503	$91,698	$(101,392)	$1,619

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months	August 30, 2007
	Ended	Ended	Ended	Ended	(inception) to
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009

General and administrative expenses

Accounting and audit	$10,469	$3,149	$10,469	$8,025	$25,582

Amortization	1,437	-	2,874	-	8,143

Interest expenses	-	152	124	152	526

Marketing expenses	3,314	1,006	3,782	1,047	10,491

Legal fees	-	2,500	-	22,500	26,123

Regulatory and filing fees	430	100	430	225	655

Salaries and benefits	20,000	-	20,000	-	20,000

Office expenses	4,160	432	8,286	526	9,872

Net loss for the period	39,810	7,339	45,965	32,475	101,392

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding

- basic and diluted	8,100,000	8,100,000	8,100,000	8,095,580

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Six Months	Six Months	August 30, 2007
	Ended	Ended	(inception) to
	February 28, 2009	February 29, 2008	February 28, 2009
Cash flows from (used in) operating activities
Net loss for the period	$(45,965)	$(32,475)	$(101,392)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	2,874	-	8,143
- Interest on promissory notes	124	152	526
Changes in non-cash working capital items:
- prepaid expense and deposit	-	13,363	-
- accounts payable and accrued liabilities	6,294	(1,055)	10,294

	(36,673)	(40,015)	(82,429)
Cash flows (used in) investing activities
Website development costs	-	-	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	86,310	-	91,698
Promissory note – related party	(10,526)	10,000	(526)
Due to directors	(38,399)	30,630	9,432

	37,385	40,630	100,604

Increase in cash and cash equivalents	712	615	930

Cash and cash equivalents, beginning of year	218	-	-
Cash and cash equivalents, end of year	$930	$615	$930

Interest expenses paid in cash	$526	$-	$526
Income taxes paid in cash	$-	$-	$-

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2009 and August 31, 2008, cash equivalents consist of only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the three months ended February 28, 2009 were $3,314 (Three months ended February 29, 2008 - $1,006).

Loss Per Share

Loss per share is computed using theweighted average number of shares outstanding during the period.  We have adopted SFAS No. 128, "Earnings Per Share".  Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of February 28, 2009, we had $930 (August 31, 2008 - $218) in a bank and $nil beyond insured limits.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and can not be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities and loan from a shareholder. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

On September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one – Quoted market prices in active markets for identical assets or liabilities;

•	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended February 28, 2009.

On September 1, 2008, the Company adopted the FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  The adoption of FSP FAS 157-3 does not have a material effect on the Company’s financial statements.

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

We did not grant any stock options during the quarter ended February 28, 2009.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income” for the quarter ended February 28, 2009.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $1,437 for the quarter ended February 28, 2009 (Quarter ended February 29, 2008 - $nil).

New Accounting Pronouncements

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the effect of FSP EITF 03-6-1, but does not believe that it will have a material effect on earnings per share.

In April, 2009, the FASB issued FASB Staff Position No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1 and APB 28-1"), Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosure about Fair Value of Financial Instruments, and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FASB Staff Position No. FSP FAS 115-2 and FAS 124-2 ("FSP FAS 115-2 and FAS 124-2"), Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP does not believe to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that the adoption of SFAS No. 165 will have a material effect on its financial statements or notes thereto.

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

4. PROMISSORY NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President. The Promissory note accrues interest at the rate of five per cent per year and is due and payable on demand. During the quarter ended February 28, 2009, the promissory note and the accrued interest have been repaid.

5.  DUE TO DIRECTORS

The amounts due to directors are unsecured, non interest bearing and due on demand.

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

As at February 28, 2009, the Company received $ 91,698 in share subscriptions.

7.  RELATED PARTY TRANSACTIONS

Please see note 3, 4, 5 and 6.

During the six months period ended, the Company incurred $20,000 (Six months period ended February 29, 2008 - $nil) of salaries expense to two directors of the Company.

During the six months period ended, the Company incurred $7,500 (Six months period ended February 29, 2008 - $nil) of rent expense to a direct of the Company.

8. COMMITMENTS

On September 1, 2008, the Company entered into an office lease agreement with a director of the Company for a monthly fee of $1,250 and expires August 31, 2009.  On March 30, 2009, there was a fire at the property leased with a director of the Company. Therefore, it was mutually agreed that the office lease agreement would be terminated effective April 1, 2009.

On January 1, 2009, the Company signed employment agreements with two directors of the Company for a total of US$10,000 per month.  On March 1, 2009, one of the directors resigned and terminated her employment agreement with the Company for $3,500 per month effectively immediately.

On March 24, 2009, the Company signed a transfer agent agreement with Island Stock Transfer to act as a transfer agent on behalf of the Company. Upon the execution of the agreement, the Company was required to pay $5,000 in full for the Premier Plan fee.

9.  SUBSEQUENT EVENTS

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company is currently pursuing an insurance claim of $459,000 for the related market value.  As to the date of the period end filing, the related claim has not yet been settled by the insurance company.  A former director of the Company who leased the office to the Company guarantees to indemnify the Company for its related film cost of up to $40,000 if the Company is unsuccessful in settling the insurance claim for at least that amount.

Also see note 8.

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

Results of Operations for the six months ended February 28, 2009, compared to the six months ended February 29, 2008.

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of February 28, 2009 we had cash of $930, total current assets of $930, total current liabilities of $19,226 and a working capital deficiency of $18,296.  From our inception on August 30, 2007 to February 28, 2009 we accumulated a deficit of $101,392.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of February 28, 2009 we had total assets of $20,845 and total liabilities of $19,226.  Our total assets were primarily made up cash and cash equivalents, film property and website development costs.

We used net cash of $36,673 in operating activities for the six months ended February 28, 2009, compared to $40,015 for the six months ended February 29, 2008 and $82,429 from our inception on August 30, 2007 to February 28, 2009.

We used net cash of $nil in investing activities for the six months ended February 28, 2009, compared to $nil for the six months ended February 29, 2008, and $17,245 from our inception on August 30, 2007 to February 28, 2009.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $37,385 from financing activities for the six months ended February 28, 2009, compared to $40,630 for the six months ended February 29, 2008 and $100,604 from our inception on August 30, 2007 to February 28, 2009.  The cash received from financing activities during the period ended February 28, 2009 resulted from the proceeds of share subscriptions received net of repayment of promissory note and due to directors.  During the six months ended February 28, 2009 our cash position decreased by $712.

Results of Operations

Revenues

From our inception on August 30, 2007 to February 28, 2009 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $39,810 for the quarter ended February 28, 2009, compared to $7,339 for the quarter ended February 29, 2008 and $101,392 from our inception on August 30, 2007 to February 28, 2009.  The increase in operating expenses for the period ended February 28, 2009 resulted from salaries resulting from employment agreements as from January 1, 2009 and audit fee for the year-end audit of 2008.

We incurred $10,469 in accounting and audit, $1,437 in amortization costs, $3,314 in marketing expenses, regulatory and filling fees of $430, $20,000 in salaries and benefits and $4,160 in office expenses for the quarter ended February 28, 2009.  For the quarter ended February 29, 2008, we incurred $3,149 in accounting and audit, $1,006 in marketing expenses, $152 in interest expenses, $2,500 in legal fees, $100 in regulatory and filing fees, and $432 in office expenses.   From our inception on August 30, 2007 to February 28, 2009 we incurred $25,582 in accounting and audit expenses, $8,143 in amortization, $526 in interest expenses, $10,491 in marketing expenses, $26,123 in legal fees, $655 in filing fees, $20,000 in salaries and benefits and $9,872 in office expenses.

Net Loss

From our inception on August 30, 2007 to February 28, 2009 we incurred net a loss of $101,392.  For the quarter ended February 28, 2009 we incurred a net loss of $39,810, compared to a net loss of $7,339 for the quarter ended February 29, 2008.

Research and Development

For the quarter ended February 28, 2009 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of February 28, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our 2008 Form 10-K, except for the newly adopted accounting policies as disclosed in the interim financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the six months ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: October 6, 2009	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer