Form 10-Q
period 2009-05-31
Giddy-up Productions, Inc.
filed 2009-10-27
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No [   ]

Number of common shares outstanding at October 26, 2009:  8,100,000

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.
Financial Statements
(Expressed in United States dollars)

May 31, 2009

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
(Expressed in U.S. Dollars)
	May 31 2009	August 31 2008

ASSETS
Current
Cash and cash equivalents	$19	$218
Accounts receivable	37,193	-

	37,212	218

Film Property (Note 3)	-	10,813
Website Development Costs, net of amortization of $9,580	7,665	11,976

Total assets	$44,877	$23,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Liabilities
Current
Promissory note – related party	$-	$10,402
Accounts payable and accrued liabilities	15,783	4,000
Due to directors	30,043	47,331

Total liabilities	45,826	61,733

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,100,000 common shares	810	810
Additional paid-in capital	10,503	10,503
Share subscriptions received	91,698	5,388
(Deficit) accumulated during the development stage	(103,960)	(55,427)

Total stockholders' equity (deficiency)	(949)	(38,726)

Total liabilities and stockholders' equity (deficiency)	$44,877	$23,007

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Stockholders' Equity
For the period from August 30, 2007 (inception) to May 31, 2009
(Expressed in U.S. Dollars)

					Additional	Share	(Deficit)	Total
	Preferred stock		Common stock		paid-in	subscriptions	accumulated during	stockholders'
	Shares	Amount	Shares	Amount	capital	received	development stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)
Share Subscriptions	-	-	-	-	-	86,310	-	86,310

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(48,533)	(48,533)

Balance, May 31, 2009	-	$-	8,100,000	$810	$10,503	$91,698	$(103,960)	$(949)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations
(Expressed in U.S. Dollars)

	Three Months	Three Months	Nine Months	Nine Months	August 30, 2007
	Ended	Ended	Ended	Ended	(inception) to
	May 31 2009	May 31 2008	May 31 2009	May 31 2008	May 31 2009

General and administrative expenses
Accounting and audit	$1,449	$1,654	$11,918	$9,678	$27,031
Amortization	1,437	1,916	4,311	1,916	9,580
Interest expenses	-	123	123	276	526
Marketing expenses	179	282	3,408	1,329	10,670
Legal fees	7,441	2,568	7,441	25,068	33,563
Regulatory and filing fees	130	-	560	225	785
Salaries and benefits	19,500	-	39,500	-	39,500
Office expenses	1,619	678	10,459	1,203	11,492

Operating loss	31,755	7,221	77,720	39,695	133,147

Other Income	29,187	-	29,187	-	29,187

Net (loss) for the period	$(2,568)	$(7,221)	$(48,533)	$(39,695)	$(103,960)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding
- basic and diluted	8,100,000	8,100,000	8,100,000	8,095,580

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Cash Flows
(Expressed in U.S. Dollars)
	Nine Months	Nine Months	August 30, 2007
	Ended	Ended	(inception) to
	May 31 2009	May 31 2008	May 31 2009
Cash flows from (used in) operating activities
Loss for the period	$(48,533)	$(39,695)	$(103,960)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	4,311	1,916	9,580
- Write down of film property	10,813	-	10,813
Changes in non-cash working capital items:
- prepaid expense and deposit	-	20,000	-
- accounts receivable	(37,193)		(37,193)
- accounts payable and accrued liabilities	11,783	1,445	15,783

	(58,819)	(16,334)	(104,977)
Cash flows (used in) investing activities
Website development costs	-	(17,244)	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	86,310	1,960	91,698
Additional paid-in capital			500
Promissory note – related party	(10,402)	10,276	-
Due to directors	(17,288)	21,362	30,043

	58,620	33,598	122,241

Increase in cash and cash equivalents	(199)	20	19

Cash and cash equivalents, beginning of period	218	-	-
Cash and cash equivalents, end of period	$19	$20	$19

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-	$-
Income taxes paid in cash	$-	$-	$-

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

2. SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at May 31, 2009 and August 31, 2008, cash equivalents consist of only cash.

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

Advertising Expenses

We expense advertising costs as incurred. Total advertising expenses for the three months ended May 31, 2009 were $179 (Three months ended May 31, 2008 - $282).

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. We have adopted SFAS No. 128, "Earnings Per Share". Diluted loss per share is equivalent to basic loss per share.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2009, we had $19 (August 31, 2008 - $218) in a bank and $nil beyond insured limits.

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

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended May 31, 2009.

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

We did not grant any stock options during the quarter ended May 31, 2009.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. We are disclosing this information on our Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. We have no elements of "other comprehensive income” for the quarter ended May 31, 2009.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $1,437 for the quarter ended May 31, 2009 (Quarter ended May 31, 2008 - $1,916).

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

In June 2009, the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued FASB No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”. The Company is currently pursuing an insurance claim of $459,000 for the related market value. As to the date of the period end filing, the related claim has not yet been settled by the insurance company. A former director of the Company who leased the office to the Company guarantees to indemnify the Company for the original consideration of $40,000 if the Company is unsuccessful in settling the insurance claim. In the period subsequent to May 31, 2009, the former director has paid $10,000 as part of the compensation.

Also see note 8.

4. PROMISSORY NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President. The Promissory note accrues interest at the rate of five per cent per year and is due and payable on demand. the promissory note and the accrued interest have been repaid as at May 31, 2009.

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

As at May 31, 2009, the Company received $ 91,698 in share subscriptions.

7. RELATED PARTY TRANSACTIONS

Please see note 3, 4, 5 and 6.

During the nine months period ended, the Company incurred $39,500 (Nine months period ended February 29, 2008 - $nil) of salaries expense to a director and a former director of the Company.

During the nine months period ended, the Company incurred $8,750 (Nine months period ended February 29, 2008 - $nil) of rent expense to a former director of the Company.

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

9. Subsequent event

Subsequent to May 31, 2009, the Company received $10,000 for share subscription receipt, and received loan of total $5,895 from a director of the Company, the loan is unsecured, non interest bearing and due on demand

Please also see note 3.

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

Our website has been developed and is operational.  The purpose of our website is to encourage the submission of short films (less than 11 minutes) and trailers.  Posting a submission on our website will cost $19.95.  Submission fees are intended to defray our operational costs, and we do not expect them to result in positive revenue.  All submissions may be viewed by any visitor to our website free of charge.  Visitors may vote online for their favorite submission.  At the end of each calendar year, commencing in 2009, we will offer the director of the submission receiving the most votes on our website an opportunity to direct a feature film based on the submission.  To this end, we will also commission a feature-length screenplay to be written by a professional writer, based on the submission.  We will exclusively own all right title and interest in and to the screenplay and any film derived from it.  We may make similar offers in respect of other submissions.

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

Results of Operations for the three Months ended May 31, 2009, compared to the three months ended May 31, 2008.

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of May 31, 2009 we had cash of $19, total current assets of $37,212, total current liabilities of $45,826 and a working capital deficit of $8,614.  From our inception on August 30, 2007 to May 31, 2009 we accumulated a deficit of $103,960.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of May 31, 2009 we had total assets of $44,877 and total liabilities of 45,826.  Our total assets were primarily made up accounts receivable and website development costs.

We used net cash of $58,819 in operating activities for the period ended May 31, 2009, compared to $16,334 for the period ended May 31, 2008 and $104,977 from our inception on August 30, 2007 to May 31, 2009.

We used net cash of $0 in investing activities for the period ended May 31, 2009, compared to $17,244 for the period ended May 31, 2008, and $17,245 from our inception on August 30, 2007 to May 31, 2009.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $58,620 from financing activities for the period ended May 31, 2009, compared to $33,598 for the period ended May 31, 2008 and $122,241 from our inception on August 30, 2007 to May 31, 2009.  The cash received from financing activities during the period ended May 31, 2009 resulted from the proceeds of share subscriptions received.  During the period ended May 31, 2009 our cash position decreased by $199.

Results of Operations

Revenues

From our inception on August 30, 2007 to May 31, 2009 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $31,755 for the quarter ended May 31, 2009, compared to $7,221 for the quarter ended May 31, 2008 and $133,147 from our inception on August 30, 2007 to May 31, 2009.  The increase in operating expenses for the quarter ended May 31, 2009 resulted from salaries from employment agreements entered on January 1, 2009 and legal fees.  The Company also earned $29,187 of other income for the quarter ended May 31, 2009 which was resulted of the guaranteed compensation on the lost of the Company’s film property from a former director of the Company.

We incurred $1,449 in accounting and audit, $1,437 in amortization costs, $179 in marketing expenses, $7,441 in legal fees, $130 in filing fees, $19,500 in salaries and benefits and $1,619 in office expenses for the quarter ended May 31, 2009.  For the quarter ended May 31, 2008, we incurred $1,654 in accounting and audit, $1,916 in amortization costs, $123 in interest expenses, $282 in marketing expenses, $2,568 in legal fees and $678 in office expenses.   From our inception on August 30, 2007 to May 31, 2009 we incurred $27,031 in accounting and audit expenses, $9,580 in amortization, $526 in interest expenses, $10,670 in marketing expenses, $33,563 in legal fees, $785 in filing fees, $39,500 in salaries and benefits and $11,492 in office expenses.

Net Loss

From our inception on August 30, 2007 to May 31, 2009 we incurred a net  loss of $103,960  for the quarter ended May 31, 2009 we incurred a net loss of $2,568, compared to a net loss of $7,221 for the quarter ended May 31, 2008.

Research and Development

For the quarter ended May 31, 2009 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of May 31, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2008.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: October 26, 2009	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer