Form 10-K
period 2009-08-31
Giddy-up Productions, Inc.
filed 2009-12-17
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-53812

GIDDY-UP PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8-182
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8	403-399-6402
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Number of common shares outstanding at December 15, 2009:  9,116,978

TABLE OF CONTENTS

PART I Item 1. Business. Item 1A. Risk Factors. Item 1B. Unresolved Staff Comments. Item 2. Properties. Item 3. Legal Proceedings. Item 4. Submission of Matters to a Vote of Security Holders
2
2
9
10
10
10
10

PART 2

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.  Selected Financial Data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Qualitative Disclosures About Market Risk.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Item 8.  Financial Statements and Supplementary Data.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.  Controls and Procedures

Item 9A(T).  Controls and Procedures

Item 9B.  Other Information.

10
10
11
11
13
14
15
15
15
16

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Item 14.  Principal Accounting Fees and Services.

17
17
19
20
20
21

PART IV. Item 15. Exhibits and Financial Statement Schedules.
21
21

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

Overview

We were incorporated on August 30, 2007, under the laws of the State of Nevada.  We are a development stage independent motion picture producer having our principal office located at 409-903 19th Avenue SW, Calgary, AB.  Our telephone number is (403) 399-6402.  Our facsimile number is (866) 900-0582.  Our website is located on the internet at www.starflick.com.

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

Our website is located on the internet at www.starflick.com.  The purpose of our website is to encourage the submission of short films (less than 11 minutes) and trailers.  Posting a submission on our website will cost $19.95.  Submission fees are intended to defray our operational costs, and we do not expect them to result in positive revenue.  All submissions may be viewed by any visitor to our website free of charge.  Visitors may vote online for their favorite submission.  At the end of each calendar year, commencing in 2009, we will offer the director of the submission receiving the most votes on our website an opportunity to direct a feature film based on the submission.  To this end, we will also commission a feature-length screenplay to be written by a professional writer, based on the submission.  We will exclusively own all right title and interest in and to the screenplay and any film derived from it.  We may make similar offers in respect of other submissions.

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

Item 3.  Legal Proceedings.

As of August 31, 2009, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART 2

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At present, our common stock is not publicly traded.

Holders

As of December 15, 2009 there were 52 owners of record of our common stock.

Dividend Policy

Our  Board  of  Directors may declare and pay dividends on outstanding shares of common  stock  out  of  funds legally available there for in our sole discretion; however,  to  date  no  dividends  have  been paid on common stock and we do not anticipate  the  payment  of  dividends  in  the  foreseeable  future.

Equity Compensation Plans

As of August 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Not Applicable.

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

Results of Operations

Our results of operations are summarized below:

	Period from	Year Ended	Year Ended
	August 30, 2007 (inception) to	August 31, 2009	August 31, 2008
	August 31, 2009
	$	$	$
Revenues	$0	$0	$0
Total Operating Expense	$158,490	$103,063	$54,372
Net Loss	$(129,303)	$(73,876)	$(54,372)
Loss per common share (basic and diluted)		(0.01)	(0.01)

Lack of Revenues

We have had limited operational history since our inception on August 30, 2007.  Since our inception to August 31, 2009 we have not generated any revenues.  As of August 31, 2009 we had total assets of $38,113 and total liabilities of $54,405.  Since our inception to August 31, 2009 we accumulated a deficit of $129,303.  As of August 31, 2008 we had total assets of $23,007 and total liabilities of $61,733.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the year ended August 31, 2009, we have total expenses of $103,063, including $14,123 in account and auditing costs, $5,991 in amortization, $126 in interest expense, $4,003 in marketing expense, $8,642 in legal fees, $888 in regulatory and filing fees, $59,000 in salaries and benefits  and $10,290 in office expenses.

By comparison, for the year ended August 31, 2008, we had total expenses of $54,372, including $15,113 in account and auditing costs, $5,269 in amortization, $402 in interest expense, $6,710 in marketing expense, $25,068 in legal fees, $225 in filing fees and $1,585 in office expenses.  The main reason for the increase in expenses is due to the significant increase in the activity of the Company.

Since our inception on August 30, 2007 to August 31, 2009, we accumulated total expenses of $158,490, including $29,236 in account and auditing costs, $11,260 in amortization, $528 in interest expense, $10,713 in marketing expense, $34,765 in legal fees, $1,113 in regulatory and filing fees, $59,000 in salaries and benefits and $11,875 in office expenses.

Our office expenses consist of communication expenses (cellular, internet, fax and telephone), foreign exchange, courier, postage costs, rent and office supplies.

Net Loss

Since our inception on August 30, 2007 to August 31, 2009, we incurred net loss of $129,303.  For the year ended August 31, 2009, we incurred net loss of $73,876.  For the year ended August 31, 2008, we incurred a net loss of $54,372.  Our net loss per share was $0.01 for the year ended August 31, 2009 and $0.01 for the year ended August 31, 2008.

Liquidity and Capital Resources

As of August 31, 2009 we had cash of $316 and a working capital deficit of $25,190.  Since our inception on August 30, 2007 to August 31, 2009, our accumulated net loss was $129,303.  We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

Since our inception on August 30, 2007 to August 31, 2009, we have received gross proceeds of $101,698 cash from share subscriptions.

Since our inception on August 30, 2007 to August 31, 2009 we used net cash of $17,245 in investing activities and $131,846 in operating activities.  We also received net cash of $149,407 from financing activities.

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

Item 8.  Financial Statements and Supplementary Data.

GIDDY-UP PRODUCTIONS, INC.

Financial Statements

(Expressed in United States dollars)

August 31, 2009

Chang Lee LLP

Chartered Accountants

606 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel:  604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Giddy-up Productions, Inc.

(A development stage company)

We have audited the accompanying balance sheets of Giddy-up Productions, Inc. (a development stage company) as at August 31, 2009 and 2008 and the related statements of stockholders’ equity, operations and cash flows for the years ended, and the period cumulative from August 30, 2007 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended and the period cumulative from August 30, 2007 (date of inception) to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
December 15, 2009

CHANG LEE LLP

        Chartered Accountants

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets August 31
(Expressed in U.S. Dollars)
	2009	2008

ASSETS
Current
Cash and cash equivalents	$316	$218
Other receivable	27,193	-
Prepaid expenses	1,706	-

	29,215	218

Film Property (Note 3)	-	10,813
Website Development Costs, net of amortization of $11,260 (2008 - $5,269)	8,898	11,976

Total assets	$38,113	$23,007

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Current
Promissory note – related party (Note 4)	$-	$10,402
Accounts payable and accrued liabilities	9,503	4,000
Due to directors (Note 5)	44,902	47,331

Total liabilities	54,405	61,733

Stockholders' Equity (Deficiency)
Share capital (Note 6)
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,100,000 common shares	810	810
Additional paid-in capital	10,503	10,503
Share subscriptions received	101,698	5,388
(Deficit) accumulated during the development stage	(129,303)	(55,427)

Total stockholders' equity (deficiency)	(16,292)	(38,726)

Total liabilities and stockholders' equity (deficiency)	$38,113	$23,007

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Stockholders' Equity

For the period from August 30, 2007 (inception) to August 31, 2009

(Expressed in U.S. Dollars)

Share	(Deficit)	Total

Preferred stock	Common stock	Additional	subscriptions	accumulated during	stockholders'

Shares	Amount	Amount	paid-in capital	received	development stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)
Share Subscriptions	-	-	-	-	-	96,310	-	96,310

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	$-	8,100,000	$810	$10,503	$101,698	$(129,303)	$(16,292)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statement of Operations
(Expressed in U.S. Dollars)

	Year	Year	August 30, 2007
	Ended	Ended	(inception) to
	August 31, 2009	August 31, 2008	August 31, 2009

General and administrative expenses
Accounting and audit	14,123	15,113	29,236
Amortization	5,991	5,269	11,260
Interest expenses	126	402	528
Marketing expenses	4,003	6,710	10,713
Legal fees	8,642	25,068	34,765
Regulatory and filing fees	888	225	1,113
Salaries and benefits	59,000	-	59,000
Office expenses	10,290	1,585	11,875

Loss before extraordinary gain	103,063	54,372	158,490

Extraordinary gain (Note 3)	29,187	-	29,187
Net loss for the period	$(73,876)	$(54,372)	$(129,303)

Basic and diluted loss per share
Loss before extraordinary gain	$(0.01)	$(0.01)	$(0.02)
Extraordinary gain	0.00	0.00	0.00
Net loss for the period	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding
- basic and diluted	8,100,000	8,100,000	8,100,000

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	Year	Year	August 30, 2007
	Ended	Ended	(inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
Cash flows from (used in) operating activities
Loss for the period	$(73,876)	$(54,372)	$(129,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	5,991	5,269	11,260
- Extra-ordinary gain	(29,187)	-	(29,187)
- Interest on promissory notes	(402)	402	-
Changes in non-cash working capital items:
- prepaid expense and deposit	(1,706)	20,000	(1,706)
- other receivable	10,000		10,000
- accounts payable and accrued liabilities	2,590	4,000	7,090

	(86,590)	(24,701)	(131,846)
Cash flows (used in) investing activities
Website development costs	-	(17,245)	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	96,310	5,388	101,698
Additional paid-in capital	(10,000)		-
Due to directors	378	26,776	47,709

	86,688		149,407

Increase in cash and cash equivalents	98	218	316

Cash and cash equivalents, beginning of period	218	-	-
Cash and cash equivalents, end of period	$316	$218	$316

Supplemental disclosures of cash flow information:

Interest expenses paid in cash	$402	$-	$402
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Giddy-up Productions, Inc. was formed on August 30, 2007 under the laws of the State of Nevada.  We have not commenced our planned principal operations, producing motion pictures.  We are considered as a development stage company as defined in SFAS No. 7.  We have an office in Calgary, Alberta.  The Company’s fiscal year end is August 31.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have incurred operating losses and require additional funds to maintain our operations.  Management’s plans in this regard are to raise equity financing as required.

These conditions raise substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

We have not generated any operating revenues to date.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2009, cash and cash equivalents consist of only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the year ended August 31, 2009 were $ 4,003 (2008 - $ 6,710).

Loss Per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted SFAS No. 128, "Earnings Per Share".  Diluted  loss  per  share for fiscal years 2009 and 2008  is  equivalent  to  basic  loss  per  share as there was no potential dilutive equity instruments.

During fiscal year 2009, the Company adopted Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  FSP EITF 03-6-1 states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of FSP EITF 03-6-1 does not have a material impact on the Company’s financial statements.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of August 31, 2009, we had $ 316 (2008 - $ 218) in a bank and $nil beyond insured limits.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosure about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and can not be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

The adoption of SFAS 157 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended August 31, 2009.

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

Stock-Based Compensation

The Company adopted SFAS No. 123 (revised), "Share-Based Payment", to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value on the grant date, and expensed over the expected vesting period.  SFAS No. 123 (revised) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the year ended August 31, 2009.

Comprehensive Income

We adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the year ended August 31, 2009.

F-8

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with EITF 00-2, "Accounting for Website Development Costs," which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense amounts to $5,991 for the year ended August 31, 2009 (2008 - $5,269).

Subsequent Events

During the fiscal year 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) issued FASB No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for disclosing events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The adoption of the standard did not have a material impact on the Company.

Business Combinations

During the fiscal year 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The adoption of the standard did not have a material impact on the Company.

During fiscal year 2009, the Company adopted FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FAS 141(R)-1”), which amends and clarifies SFAS No. 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The adoption of the standard did not have a material impact on the Company.

New Accounting Pronouncements

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company is currently pursuing an insurance claim of $265,000 for the related market value.  As to the date of the report, the related claim has not yet been settled by the insurance company.  A former director of the Company who leased the office to the Company guarantees to indemnify the Company for the original consideration of $40,000 if the Company is unsuccessful in settling the insurance claim. As at August 31, 2009, the former director has paid $12,807 as part of the compensation and the remaining guaranteed compensation of $27,193 has been set up as the other receivable which the Company recorded extraordinary gain of $29,187 for the fiscal year ended August 31, 2009.

4. PROMISSORY NOTE

On November 12, 2007, we issued an unsecured promissory note in the amount of $10,000 to our President. The Promissory note accrues interest at the rate of five per cent per year and is due and payable on demand. The promissory note and the accrued interest have been repaid as at August 31, 2009.

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

As at August 31, 2009, the Company received $ 101,698 in share subscriptions.

7.  RELATED PARTY TRANSACTIONS

Please see note 3, 4, 5 and 6.

During the year, the Company incurred $59,000 (2008 - $nil) of salaries expense to a director and a former director of the Company.

During the year, the Company incurred $8,750 (2008 - $nil) of rent expense to a former director of the Company.

8.  INCOME TAXES

At August 31, 2009, we had deferred tax assets of approximately $45,256 principally arising from net operating loss carryforwards for income tax purposes. As our management cannot determine that it is more likely than not that we will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at August 31, 2009. A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	August 31, 2009	August 31, 2008
Net loss before income taxes	$ 73,876	$ 54,372

Income tax recovery at statutory rates of 35%	25,857	19,030
Unrecognized benefits of non-capital losses	(25,857)	(19,030)
Total income tax recovery	$ -	$ -

The significant components of the deferred tax asset at August 31, 2009 were as follows:

	August 31, 2009	August 31, 2008
Deferred tax assets: Net operating loss carryforwards	$ 45,256	$ 19,399
Valuation allowance	(45,256)	(19,399)
Net deferred tax asset	$ -	$ -

At August 31, 2009, we had net operating loss carryforwards of approximately $129 ,303, which expire in the year 2027 through 2029.

9.  COMMITMENTS

On January 1, 2009, the Company signed employment agreements with two directors of the Company for a total of US $10,000 per month.  On March 1, 2009, one of the directors resigned and terminated her employment agreement with the Company for $3,500 per month effective immediately.

10. SUBSEQUENT EVENTS

Subsequent to the year end August 31, 2009, the Company issued 1,016,980 common stock in connection with share subscription received (Note 6).

In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through December 15, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events except the above noted.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2009 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of December 15, 2009.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors, Executive Officers, Promoters, and Control persons for the fiscal year ended August 31, 2009:

Name
Age
Position

Term

Zoltan Nagy
43
President, Secretary,

August 30, 2007 to present

Treasurer, Director

Zoltan Nagy has served as our President, Chief Executive Officer, Treasurer, Secretary and a director since our inception on August 30, 2007.  Since 2002, he has been active in the filmed entertainment industry as an actor, production assistant, camera operator and director on several television shows, commercials and motion pictures.  Mr. Nagy received a diploma in film direction from Los Angeles City College in 1993.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

Not Applicable.

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

Item 11.  Executive Compensation.

Compensation of Directors

During the year ended August 31, 2009, we paid $59,000 in salaries to our current director Zoltan Nagy and a former director.  The compensation paid to Mr. Nagy is also for his services as our President, Chief Executive Officer, Chief Financial Officer, Principal and Chief Accounting Officer, Secretary and Treasurer.  We did not pay any compensation for services to our directors for the year ended August 31, 2008.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of December 15, 2009, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of December 15, 2009, there were 9,116,978 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zoltan Nagy (1) 409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8 Canada	8,000,000	87.7%
	All Officers and Directors as a Group	8,000,000	87.7%

1

Zoltan Nagy is our director, President and Chief Executive Officer, Secretary and Treasurer.

We have an employment agreement with Zoltan Nagy whereby he acts as our President, Chief Executive Officer, Chief Financial Officer, Principal and Chief Accounting Officer, Secretary and Treasurer for a salary of $6,500 per month.  We made no grants of stock options or stock appreciation rights since our inception to August 31, 2009.

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

Director Independence

Our director, Zoltan Nagy does not meet any of the definitions for independent directors.  Once we engage further directors and officers, we intend to develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.  Principal Accounting Fees and Services.

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Chang Lee LLP, for the audit of our annual financial statements for the years ended August 31, 2009 and August 31, 2008 and any other fees billed for other services rendered Chang Lee LLP during that period.

Description of Service	Fees (September 1, 2008 to August 31, 2009) ($)	Fees (September 1, 2007 to August 31, 2008) ($)
Audit fees	8,300	6.500
Audit-related fees	6,600	2.745
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	14,800	9,245

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: December 17, 2009	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive	December 17, 2009
Zoltan Nagy	Officer, Chief Financial Officer, Director, Secretary, Treasurer

 22