Form 10-Q
period 2009-11-30
Giddy-up Productions, Inc.
filed 2010-01-19
CIK 1420526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒  No [   ]

Number of common shares outstanding at January 15, 2010:  9,116,978

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.

Financial Statements

(Expressed in United States dollars)

November 30, 2009

GIDDY-UP PRODUCTIONS, INC.

(A development stage company)

Balance Sheets

(Expressed in U.S. Dollars)

	November 30 2009	August 31 2009

ASSETS
Current
Cash and cash equivalents	$15	$ 316
Other receivable	13,313	27,193
Prepaid expenses	-	1,706

	13,328	29,215

Website Development Costs, net of amortization of $12,940	7,218	8,898

Total assets	$20,546	$ 38,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Accounts payable and accrued liabilities	6,535	9,503
Due to directors	67,837	44,902

Total liabilities	74,372	54,405

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
8,000,000 common shares	912	810
Additional paid-in capital	112,099	10,503
Share subscriptions received	-	101,698
(Deficit) accumulated during the development stage	(166,837)	(129,303)

Total stockholders' equity (deficiency)	(53,826)	(16,292)

Total liabilities and stockholders' equity (deficiency)	$20,546	$ 38,113

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.

(A development stage company)

Statements of Stockholders' Equity (Deficiency)

For the period from August 30, 2007 (inception) to November 30, 2009

(Expressed in U.S. Dollars)

						Share	(Deficit)	Total
	Preferred stock		Common stock		Additional	subscriptions	accumulated during	stockholders'
	Shares	Amount		Amount	paid-in capital	received	development stage	deficiency
Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

Share Subscriptions	-	-	-	-	-	96,310	-	96,310

Comprehensive income (loss)
Loss for year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	$-	8,100,000	$810	$10,503	$101,698	(129,303)	(16,292)

Issuance of common stock in connection with IPO @ $0.10 per share on October 28, 2009	-	-	1,016,978	102	101,596	(101,698)	-	-

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(37,534)	(37,534)

Balance, November 30, 2009	-	$-	9,116,978	$912	$112, 099	$-	$(166,837)	$(53,826)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.

(A development stage company)

Statements of Operations

(Expressed in U.S. Dollars)

	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30 2009	November 30 2008	November 30 2009
General and administrative expenses
Accounting and audit	$7,324	$-	$36,560
Amortization	1,680	1,437	12,94
Interest expenses	-	124	528
Marketing expenses	143	467	10,856
Legal fees	4,050	-	38,815
Regulatory and filing fees	4,385	-	5,498

Salaries and benefits	19,500		78,500
Office expenses	452	4,126	12,327

Loss before extraordinary gain	37,534	6,154	196,024

Extraordinary gain (Note 3)	-	-	29,187

Net loss for the period	(37,534)	(6,154)	(166,837)

Basic and diluted loss per share
Loss before extraordinary gain	$(0.00)	$(0.00)
Extraordinary gain	$0.00	$0.00
Net loss for the period	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
- basic and diluted	8,468,794	8,100,000

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.

(A development stage company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30 2009	November 30 2008	November 30 2009
Cash flows from (used in) operating activities
Loss for the period	$(37,534)	$(6,154)	$(166,837)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	1,680	1,437	12,940
- Extraordinary gain	-	-	(29,187)
- Interest on promissory notes	-	124	-
- Deferred salary	19,500	-	58,500
Changes in non-cash working capital items:
- other receivable	13,880	-	23,880
- prepaid expense and deposit	1,706	(17,293)	-
- accounts payable and accrued liabilities	(2,968)	-	4,122

	(3,736)	(21,886)	(96,582)
Cash flows (used in) investing activities
Website development costs	-	-	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	-	81,259	101,698
Promissory note – related party	-	(10,526)	-
Due to directors	3,435	(47,331)	12,144

	3,435	23,402	113,842

Increase in cash and cash equivalents	(301)	1,516	15

Cash and cash equivalents, beginning of period	316	218	-
Cash and cash equivalents, end of period	$15	$1,734	$15
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$124	$528
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Giddy-up Productions, Inc. was formed on August 30, 2007 under the laws of the State of Nevada.  We have not commenced our planned principal operations, producing motion pictures.  We are considered a development stage company as defined in ASC 915.  We have an office in Calgary, Alberta.  The Company’s fiscal year end is August 31.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2009, cash and cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended November 30, 2009 were $143 (November 30, 2008 - $467).

Loss Per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, Earnings Per Share.  Diluted  loss  per  share  is  equivalent  to  basic  loss  per  share as there was no potential dilutive equity instruments.

During fiscal year 2009, the Company adopted ASC 260-10-45-61A which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards.  ASC 260-10-45-61A states that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The adoption of ASC 260-10-45-61A did not have a material impact on the Company’s financial statements.

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of November 30, 2009, we had $15 (August 31, 2009 - $316) in a bank and $nil beyond insured limits.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and can not be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

On September 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

¡  Level one – Quoted market prices in active markets for identical assets or liabilities;

¡  Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

¡  Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended November 30, 2009.

Income Taxes

We have adopted Statement ASC 740, Income  Taxes,  which  requires  us  to  recognize deferred tax liabilities and  assets for the expected future tax consequences of events that have been  recognized  in  our  financial  statements  or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based  on  the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years  in  which  the  differences  are  expected  to  reverse.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation, to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

We did not grant any stock options during the quarter ended November 30, 2009.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the quarter ended November 30, 2009.

Film Property and Screenplay Rights

The Company capitalized costs it incurs to buy film or transcripts that will later be marketed or be  used  in  the  production of films according to ASC 926, Entertainment – Films.  The Company will begin amortization of capitalized film cost when a film is released and it begins to recognize revenue from the film.

Accounting for Derivative Instruments and Hedging Activities

We have adopted ASC 815, Derivatives and Hedging, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

Long-Lived Assets Impairment

Our long-term assets are reviewed when changes in circumstances require as to whether  their  carrying  value  has  become  impaired,  pursuant  to  guidance established in ASC 360, Property, Plant and Equipment.  Management considers assets  to  be  impaired  if  the  carrying  value exceeds the future projected cash  flows  from  the  related  operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense is total of $1,680 for the quarter ended November 30, 2009 (November 30, 2008 - $1,437).

Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as FASB ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate references to pre-codification standards.

In March 2008, FASB issued ASC 815-10 (prior authoritative literature: SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133). ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company adopted ASC 815-10 on September 1, 2009. The adoption of this ASC did not have a material impact on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets , as codified in ASC subtopic 350-30, Intangibles — Goodwill and Other: General Intangibles Other than Goodwill (ASC 350-30) and ASC topic 275, Risks and Uncertainties (ASC 275), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets , as codified in ASC topic 350, Intangibles Goodwill and Other (ASC 350). ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, Business Combinations. The Company adopted ASC 350-30 on September 1, 2009. The adoption of ASC 350-30 did not have a material impact on the Company’s financial position or results of operations.

In May 2008, FASB issued ASC 470-20 (formerly FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.  ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.  Additionally, ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.   ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this statement did not have a material effect on the Company’s financial statements.

On April 1, 2009, the FASB issued ASC 320-10-65 (formerly Staff Position No. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted ASC 320-10-65 on September 1, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10 will not have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value. The new guidance could potentially require additional disclosures in interim periods after the Company’s fiscal year ending 2010. Adoption of this FSP will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing.  ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009.

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company is currently pursuing an insurance claim of $265,000 for the related market value.  As to the date of the report, the related claim has not yet been settled by the insurance company.  A former director of the Company who leased the office to the Company guarantees to indemnify the Company for the original consideration of $40,000 if the Company is unsuccessful in settling the insurance claim. As at November 30, 2009, the former director has paid $26,687 as part of the compensation and the remaining guaranteed compensation of $13,313 has been set up as the other receivable which the Company recorded extraordinary gain of $29,187 for the fiscal year ended August 31, 2009.

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

On October 28, 2009, the Company issued 1,016,978 common shares at $0.10 per share in connection to its IPO.

5.  RELATED PARTY TRANSACTIONS

Please see note 3 and note 4.

During the quarter ended November 30, 2009, the Company incurred $19,500 (2008 - $nil) of salaries expense to a director of the Company.

Amount due to directors are unsecured, non interest bearing and due on demand.

6. COMMITMENTS

On January 1, 2009, the Company signed employment agreement with the director of the Company for a total of US $6,500 per month.  The agreement shall continue until terminated by the director upon giving 3 months notice to the Company, or by the Company without notice.

7. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

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

Our website is being located on the internet at www.starflick.com.  The purpose of our website is to encourage the submission of short films (less than 11 minutes) and trailers.  Posting a submission on our website will cost $19.95.  Submission fees are intended to defray our operational costs, and we do not expect them to result in positive revenue.  All submissions may be viewed by any visitor to our website free of charge.  Visitors may vote online for their favorite submission.  At the end of each calendar year, commencing in 2009, we will offer the director of the submission receiving the most votes on our website an opportunity to direct a feature film based on the submission.  To this end, we will also commission a feature-length screenplay to be written by a professional writer, based on the submission.  We will exclusively own all right title and interest in and to the screenplay and any film derived from it.  We may make similar offers in respect of other submissions.

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

Results of Operations for the Three Months ended November 30, 2009, compared to the same period in 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of November 30, 2009 we had cash of $15, total current assets of $13,328, total current liabilities of $74,372 and a working capital deficiency of $61,044.  From our inception on August 30, 2007 to November 30, 2009 we accumulated a deficit of $166,837.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of November 30, 2009 we had total assets of $20,546 and total liabilities of $74,372.  Our total assets were primarily made up other receivable and website development costs.

We used net cash of $3,736 in operating activities for the quarter ended November 30, 2009, compared to $21,886 during the same period in 2008 and $96,582 from our inception on August 30, 2007 to November 30, 2009.

We used net cash of $0 in investing activities for the quarter ended November 30, 2009, compared to $0 during the same period in 2008, and $17,245 from our inception on August 30, 2007 to November 30, 2009.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $3,435 from financing activities for the quarter ended November 30, 2009, compared to $23,402 during the same period in 2008 and $113,842 from our inception on August 30, 2007 to November 30, 2009.  The cash received from financing activities during the period ended November 30, 2009 resulted from advances from our director.  During the period ended November 30, 2009, our cash position decreased by $301.

Results of Operations

Revenues

From our inception on August 30, 2007 to November 30, 2009 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $37,534 for the quarter ended November 30, 2009, compared to $6,154 for the same period in 2008 and $196,024 from our inception on August 30, 2007 to November 30, 2009.  The increase in operating expenses for the period ended November 30, 2009 resulted from an increase in general and administrative costs, specifically the deferral salary accrued to the director of the Company.

We incurred accounting and audit fees of $7,324, $1,680 in amortization costs, $143 in marketing expenses, $4,050 in legal fees, $4,385 in filing fees, $19,500 in salaries and benefits and $452 in office expenses for the quarter ended November 30, 2009.  For the same period in 2008, we incurred $1,437 in amortization costs, $124 in interest expenses, $467 in marketing expenses and $4,126 in office expenses.  From our inception on August 30, 2007 to November 30, 2009 we incurred $36,560 in accounting and audit expenses, $12,940 in amortization, $528 in interest expenses, $10,856 in marketing expenses, $38,815 in legal fees, $5,498 in filing fees, $78,500 in salaries and benefits and $12,327 in office expenses.

Net Loss

From our inception on August 30, 2007 to November 30, 2009 we incurred net a loss of $166,837, after an extraordinary gain of $29,187.  For the quarter ended November 30, 2009 we incurred a net loss of $37,534, compared to a net loss of $6,154 for the same period in 2008.

Research and Development

For the quarter ended November 30, 2009 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of November 30, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended August 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submissions of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

EXHIBIT   DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securitas Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: January 15, 2010	Zoltan Nagy President, Chief Executive Officer Chief Financial Officer, Director, Secretary, Treasurer