Form 10-Q
period 2010-02-28
Giddy-up Productions, Inc.
filed 2010-04-14
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 333-148076

GIDDY-UP PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8-182
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)
409 – 903 19th Avenue SW, Calgary, Alberta,	T2T OH8
(Address of principal executive offices)	(ZIP Code)
403-399-6402
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No [   ]

Number of common shares outstanding at April 14, 2010:  9,116,978

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.

Financial Statements

(Expressed in United States dollars)

February 28, 2010

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Balance Sheets
(Expressed in U.S. Dollars)
	February 28, 2010	August 31, 2009
ASSETS
Current
Cash and cash equivalents	$2,521	$316
Other receivable	13,313	27,193
Prepaid expenses	-	1,706
	15,834	29,215

Website Development Costs, net of amortization of $14,620	5,538	8,898

Total assets	$21,372	$38,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Accounts payable and accrued liabilities	4,484	9,503
Due to directors	111,312	44,902

Total liabilities	115,796	54,405

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
9,116,978 common shares (August 31, 2009 – 8,000,000 common shares)	912	810
Additional paid-in capital	112,099	10,503
Share subscriptions received	-	101,698
(Deficit) accumulated during the development stage	(207,435)	(129,303)

Total stockholders' equity (deficiency)	(94,424)	(16,292)

Total liabilities and stockholders' equity (deficiency)	$21,372	$38,113

The accompanying notes are an integral part of these financial statements

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Stockholders' Equity (Deficiency)
For the period from August 30, 2007 (inception) to February 28, 2010
(Expressed in U.S. Dollars)
						Share	(Deficit)	Total
	Preferred stock		Common stock		Additional	subscriptions	accumulated during	stockholders'
	Shares	Amount		Amount	paid-in capital	received	development stage	deficiency
Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

Share Subscriptions	-	-	-	-	-	96,310	-	96,310

Comprehensive income (loss)
Loss for year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	$-	8,100,000	$810	$10,503	$101,698	$(129,303)	$(16,292)

Issuance of common stock in connection with IPO @ $0.10 per share on October 28, 2009	-	-	1,016,978	102	101,596	(101,698)	-	-

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(78,132)	(78,132)

Balance, February 28, 2010	-	$-	9,116,978	$912	$112, 099	$-	$(207,435)	$(94,424)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)

Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
	Three Months	Three Months	Six Months	Six Months	August 30, 2007
	Ended	Ended	Ended	Ended	(inception) to
	February 28, 2010	February 28, 2009	February 28, 2010	February 28, 2009	February 28, 2010
General and administrative expenses
Accounting and audit	$8,854	$10,469	$16,178	$10,469	$45,414
Amortization	1,680	1,437	3,360	2,874	14,620
Interest expenses and bank charges	96	-	96	124	624
Marketing expenses	196	3,314	339	3,782	11,052
Legal fees	2,956	-	7,006		41,771
Regulatory and filing fees	6,740	430	11,125	430	12,238

Salaries and benefits	19,500	20,000	39,000	20,000	98,000
Office expenses	576	4,160	1,028	8,286	12,903

Loss before extraordinary gain	40,598	39,810	78,132	45,965	236,622

Extraordinary gain (Note 3)					29,187

Net loss and comprehensive loss for the period	$(40,598)	$(39,810)	$(78,132)	$(45,965)	$(207,435)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding
- basic and diluted	9,116,978	8,100,000	8,796,714	8,100,000

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	Six Months	Six Months	August 30, 2007
	Ended	Ended	(inception) to
	February 28, 2010	February 28, 2009	February 28, 2010
Cash flows from (used in) operating activities
Loss for the period	$(78,132)	$(45,965)	$(207,435)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	3,360	2,874	14,620
- Extraordinary gain	-	-	(29,187)
- Interest on promissory notes	-	124	-
- Deferred salary	39,000	-	58,500
Changes in non-cash working capital items:
- other receivable	13,880	-	23,880
- prepaid expense and deposit	1,706	-	-
- accounts payable and accrued liabilities	(5,019)	6,294	2,072

	(25,205)	(36,673)	(137,550)
Cash flows (used in) investing activities
Website development costs	-	-	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	-	86,310	101,698
Promissory note – related party	-	(10,526)	-
Due to directors	27,410	(38,399)	55,618

	27,410	37,385	157,316

Increase in cash and cash equivalents	2,205	712	2,52

Cash and cash equivalents, beginning of period	316	218	-
Cash and cash equivalents, end of period	$2,521	$930	$2,521
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$124	$402
Income taxes paid in cash	$-	$-	$-

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2010, cash and cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended February 28, 2010 were $339 (February 28, 2009 - $3,782).

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

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of February 28, 2010, we had $2,521 (August 31, 2009 - $316) in a bank and $nil beyond insured limits.

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

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended February 28, 2010.

Income Taxes

We adopted Statement ASC 740, Income  Taxes,  which  requires  us  to  recognize deferred tax liabilities and  assets for the expected future tax consequences of events that have been  recognized  in  our  financial  statements  or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based  on  the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years  in  which  the  differences  are  expected  to  reverse.

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

We did not grant any stock options during the quarter ended February 28, 2010.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the period ended February 28, 2010.

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

Accounting for Derivative Instruments and Hedging Activities

We adopted ASC 815, Derivatives and Hedging, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value.  If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.  For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense is total of $1,680 for the quarter ended February 28, 2010 (February 28, 2009 - $1,437), and $3,360 for the six months ended February 28, 2010 (six months ended February 28, 2009 - $2,874).

Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate references to pre-codification standards.

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company is currently pursuing an insurance claim of $265,000 for the related market value.  As to the date of the report, the related claim has not yet been settled by the insurance company.  A former director of the Company who leased the office to the Company guarantees to indemnify the Company for the original consideration of $40,000 if the Company is unsuccessful in settling the insurance claim. As at February 28, 2010, the former director has paid $26,687 as part of the compensation and the remaining guaranteed compensation of $13,313 has been set up as the other receivable which the Company recorded extraordinary gain of $29,187 for the fiscal year ended August 31, 2009.

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

5.  RELATED PARTY TRANSACTIONS

Please see note 3 and note 4.

During the quarter ended February 28, 2010, the Company incurred $19,500 (2009 - $20,000) of salaries expense to a director of the Company.

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

Results of Operations for the Three Months ended February 28, 2010, compared to the same period in 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of February 28, 2010 we had cash of $2,521, total current assets of $15,834, total current liabilities of $115,796 and a working capital deficiency of $99,962.  From our inception on August 30, 2007 to February 28, 2010 we accumulated a deficit of $207,435.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of February 28, 2010 we had total assets of $21,372 and total liabilities of $115,796.  Our total assets were primarily made up other receivable and website development costs.

We used net cash of $25,205 in operating activities for the quarter ended February 28, 2010, compared to $36,673 during the same period in 2009 and $137,550 from our inception on August 30, 2007 to February 28, 2010.

We used net cash of $nil in investing activities for the quarter ended February 28, 2010, compared to $nil during the same period in 2009, and $17,245 from our inception on August 30, 2007 to February 28, 2010.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $27,410 from financing activities for the quarter ended February 28, 2010, compared to $37,385 during the same period in 2009 and $157,316 from our inception on August 30, 2007 to February 28, 2010.  The cash received from financing activities during the period ended February 28, 2010 resulted from advances from our director.  During the period ended February 28, 2010, our cash position increased by $2,205 (2009 - $712).

Results of Operations

Revenues

From our inception on August 30, 2007 to February 28, 2010 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $40,598 for the quarter ended February 28, 2010, compared to $39,810 for the same period in 2009 and $236,622 from our inception on August 30, 2007 to February 28, 2010.  The increase in operating expenses for the period ended February 28, 2010 resulted from an increase in general and administrative costs, specifically the deferral salary accrued to the director of the Company.

We incurred accounting and audit fees of $8,854, $1,680 in amortization costs, $96 in interest expenses and bank charges, $196 in marketing expenses, $2,956 in legal fees, $6,740 in filing fees, $19,500 in salaries and benefits and $576 in office expenses for the quarter ended February 28, 2010.  For the same period in 2009, we incurred accounting and audit fees of $10,469, $1,437 in amortization costs, $3,314 in marketing expenses, $430 in filing fees, $20,000 in salaries and benefits and $4,160 in office expenses.  From our inception on August 30, 2007 to February 28, 2010 we incurred $45,414 in accounting and audit expenses, $14,620 in amortization, $624 in interest expenses and bank charges, $11,052 in marketing expenses, $41,771 in legal fees, $12,238 in filing fees, $98,000 in salaries and benefits and $12,903 in office expenses.

Net Loss

From our inception on August 30, 2007 to February 28, 2010 we incurred net a loss of $207,435, after an extraordinary gain of $29,187.  For the quarter ended February 28, 2010 we incurred a net loss of $40,598, compared to a net loss of $39,810 for the same period in 2009.

Research and Development

For the quarter ended February 28, 2010 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of February 28, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: April 14, 2010	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer