Form 10-Q
period 2010-05-31
Giddy-up Productions, Inc.
filed 2010-06-28
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

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

Large accelerated filer  ☐      Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑    No ☐

Number of common shares outstanding at June 28, 2010:  9,116,978

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GIDDY-UP PRODUCTIONS, INC.

Financial Statements

(Expressed in United States dollars)

May 31, 2010

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Balance Sheets
(Expressed in U.S. Dollars)
	May 31, 2010	August 31, 2009
ASSETS
Current
Cash and cash equivalents	23,695	316
Other receivable	-	27,193
Prepaid expenses	-	1,706

	23,695	29,215

Website Development Costs, net of amortization of $16,300	3,858	8,898

Total assets	27,553	38,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Accounts payable and accrued liabilities	18,393	9,503
Due to a director	133,786	44,902

Total liabilities	152,179	54,405

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
9,116,978 common shares (August 31, 2009 – 8,000,000 common shares)	912	810
Additional paid-in capital	112,099	10,503
Share subscriptions received	-	101,698
(Deficit) accumulated during the development stage	(237,637)	(129,303)

Total stockholders' equity (deficiency)	(124,626)	(16,292)

Total liabilities and stockholders' equity (deficiency)	27,553	38,113

The accompanying notes are an integral part of these financial statements

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Stockholders' Equity (Deficiency)
For the period from August 30, 2007 (inception) to May 31, 2010
(Expressed in U.S. Dollars)
						Share	(Deficit)	Total
	Preferred stock		Common stock		Additional	subscriptions	accumulated during	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	received	development stage	deficiency
Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	-	8,000,000	800	39,200	-	-	40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	-	8,000,000	800	10,013	-	(1,055)	9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	-	8,100,000	810	10,503	5,388	(55,427)	(38,726)

Share Subscriptions	-	-	-	-	-	96,310	-	96,310

Comprehensive income (loss)
Loss for year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	-	8,100,000	810	10,503	101,698	(129,303)	(16,292)

Issuance of common stock in connection with IPO @ $0.10 per share on October 28, 2009	-	-	1,016,978	102	101,596	(101,698)	-	-

Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(108,334)	(108,334)

Balance, May 31, 2010	-	-	9,116,978	912	112,099	-	(237,637)	(124,626)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
	Three Months	Three Months	Nine Months	Nine Months	August 30, 2007
	Ended	Ended	Ended	Ended	(inception) to
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009	May 31, 2010
General and administrative expenses
Accounting and audit	4,342	1,449	20,520	11,918	49,756
Amortization	1,680	1,437	5,040	4,311	16,300
Interest expenses and bank charges	37	-	133	123	661
Marketing expenses	214	179	553	3,408	11,266
Legal fees	1,902	7,441	8,908	7,441	43,673
Regulatory and filing fees	1,792	130	12,917	560	14,030

Salaries and benefits	19,500	19,500	58,500	39,500	117,500
Office expenses	735	1,619	1,763	10,459	13,638

Loss before extraordinary gain	30,202	31,755	108,334	77,720	266,824

Extraordinary gain (Note 3)	-	29,187	-	29,187	29,187

Net loss and comprehensive loss for the period	(30,202)	(2,568)	(108,334)	(48,533)	(237,637)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of
common shares outstanding
- basic and diluted	9,116,978	8,100,000	8,904,642	8,100,000

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	Nine Months	Nine Months	August 30, 2007
	Ended	Ended	(inception) to
	May 31 2010	May 31 2009	May 31 2010
Cash flows from (used in) operating activities
Loss for the period	(108,334)	(48,533)	(237,637)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	5,040	4,311	16,300
- Write down of film property	-	10,813	(29,187)
- Deferred salary	58,500	-	78,000
Changes in non-cash working capital items:
- Other receivable	27,193	(37,193)	37,193
- Prepaid expense and deposit	1,706	-	-
- Accounts payable and accrued liabilities	8,890	11,783	15,981

	(7,005)	(58,819)	(119,350)
Cash flows (used in) investing activities
Website development costs	-	-	(17,245)

Cash flows from (used in) financing activities
Share subscriptions received	-	86,310	101,698
Promissory note – related party	-	(10,402)	-
Due to directors	30,384	(17,288)	58,592

	30,384	58,620	160,290

Increase in cash and cash equivalents	23,379	(199)	23,695

Cash and cash equivalents, beginning of period	316	218	-
Cash and cash equivalents, end of period	23,695	19	23,695
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	23	-	425
Income taxes paid in cash	-	-	-

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at May 31, 2010, cash and cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended May 31, 2010 were $553 (May 31, 2009 - $3,408).

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

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions. As of May 31, 2010, we had $23,695 (August 31, 2009 - $316) in a bank and $nil beyond insured limits.

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

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to directors approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended May 31, 2010.

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

We did not grant any stock options during the quarter ended May 31, 2010.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the period ended May 31, 2010.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense is total of $1,680 for the quarter ended May 31, 2010 (May 31, 2009 - $1,437), and $5,040 for the nine months ended May 31, 2010 (nine months ended May 31, 2009 - $4,311).

Newly Adopted Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate references to pre-codification standards.

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company pursued an insurance claim and the claim was settled at $40,000, the amount for the original consideration as guaranteed by a former director of the Company, who leased the office to the Company.   As at May 31, 2010, the Company has received the settlement of $40,000 and the amounts ($16,687) advanced by the former director in connection with the guarantee has been set up as payable and included in accounts payable..

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

5.  RELATED PARTY TRANSACTIONS

Please see note 3 and note 4.

During the quarter ended May 31, 2010, the Company incurred $19,500 (2009 - $19,500) of salaries expense to a director of the Company.

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

Results of Operations for the Three Months ended May 31, 2010, compared to the same period in 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of May 31, 2010 we had cash of $23,695, total current assets of $23,695, total current liabilities of $152,179 and a working capital deficiency of $128,484.  From our inception on August 30, 2007 to May 31, 2010 we accumulated a deficit of $237,637.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of May 31, 2010 we had total assets of $27,553 and total liabilities of $152,179.  Our total assets were primarily made up cash and website development costs.

We used net cash of $7,005 in operating activities for the quarter ended May 31, 2010, compared to $58,819 during the same period in 2009 and $119,350 from our inception on August 30, 2007 to May 31, 2010.

We used net cash of $nil in investing activities for the quarter ended May 31, 2010, compared to $nil during the same period in 2009, and $17,245 from our inception on August 30, 2007 to May 31, 2010.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $30,384 from financing activities for the quarter ended May 31, 2010, compared to $58,620 during the same period in 2009 and $160,290 from our inception on August 30, 2007 to May 31, 2010.  The cash received from financing activities during the period ended May 31, 2010 resulted from advances from our director.  During the period ended May 31, 2010, our cash position increased by $23,379 (2009 – ($199)).

Results of Operations

Revenues

From our inception on August 30, 2007 to May 31, 2010 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $30,202 for the quarter ended May 31, 2010, compared to $31,755 for the same period in 2009 and $266,824 from our inception on August 30, 2007 to May 31, 2010.  The operating expenses for the period ended May 31, 2010 remained consistent with the same period in 2009.

We incurred accounting and audit fees of $4,342, $1,680 in amortization costs, $37 in interest expenses and bank charges, $214 in marketing expenses, $1,902 in legal fees, $1,792 in filing fees, $19,500 in salaries and benefits and $735 in office expenses for the quarter ended May 31, 2010.  For the same period in 2009, we incurred accounting and audit fees of $1,449, $1,437 in amortization costs, $nil in interest expenses and bank charges, $179 in marketing expenses, $7,441 in legal fees, $130 in filing fees, $19,500 in salaries and benefits and $1,619 in office expenses.  From our inception on August 30, 2007 to May 31, 2010 we incurred $49,756 in accounting and audit expenses, $16,300 in amortization, $661 in interest expenses and bank charges, $11,266 in marketing expenses, $43,673 in legal fees, $14,030 in filing fees, $117,500 in salaries and benefits and $13,638 in office expenses.

Net Loss

From our inception on August 30, 2007 to May 31, 2010 we incurred net a loss of $237,637, after an extraordinary gain of $29,187.  For the quarter ended May 31, 2010 we incurred a net loss of $30,202, compared to a net loss of $2,568 for the same period in 2009.

Research and Development

For the quarter ended May 31, 2010 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of May 31, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 30, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2009.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits.

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: June 28, 2010	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer