Form 10-K
period 2010-08-31
Giddy-up Productions, Inc.
filed 2010-11-16
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010

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

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ x ] No [   ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

Number of common shares outstanding at November 10, 2010:  9,116,978

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

Our website is located on the internet at www.starflick.com.  The purpose of our website is to encourage the submission of short films (less than 11 minutes) and trailers.  Posting a submission on our website will cost $19.95.  Submission fees are intended to defray our operational costs, and we do not expect them to result in positive revenue.  All submissions may be viewed by any visitor to our website free of charge.  Visitors may vote online for their favorite submission.  At the end of each calendar year, commencing in 2011, we will offer the director of the submission receiving the most votes on our website an opportunity to direct a feature film based on the submission.  To this end, we will also commission a feature-length screenplay to be written by a professional writer, based on the submission.  We will exclusively own all right title and interest in and to the screenplay and any film derived from it.  We may make similar offers in respect of other submissions.

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

Item 3.  Legal Proceedings.

As of August 31, 2010, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is not traded on any exchange.  Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “GIDD.OB”.  As of November 10, 2010 no shares of our common stock have traded and therefore there is no public market price for our shares.

Holders

As of November 10, 2010 there were 57 owners of record of our common stock.

Dividend Policy

Our  Board  of  Directors may declare and pay dividends on outstanding shares of common  stock  out  of  funds legally available there for in our sole discretion; however,  to  date  no  dividends  have  been paid on common stock and we do not anticipate  the  payment  of  dividends  in  the  foreseeable  future.

Equity Compensation Plans

As of August 31, 2010, we did not have any equity compensation plans.

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

Results of Operations

Our results of operations are summarized below:

	Period from	Year Ended	Year Ended
	August 30, 2007 (inception) to	August 31, 2010	August 31, 2009
	August 31, 2010
	$	$	$
Revenues	$0	$0	$0
Total Operating Expense	$291,256	$132,766	$103,063
Net Loss	$(262,069)	$(132,766)	$(73,876)
Loss per common share (basic and diluted)		(0.01)	(0.01)

Lack of Revenues

We have had limited operational history since our inception on August 30, 2007.  Since our inception to August 31, 2010 we have not generated any revenues.  As of August 31, 2010 we had total assets of $17,677 and total liabilities of $166,735.  Since our inception to August 31, 2010 we accumulated a deficit of $262,069.  As of August 31, 2009 we had total assets of $38,113 and total liabilities of $54,405.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

Expenses

For the year ended August 31, 2010, we have total expenses of $132,766, including $23,436 in accounting and auditing costs, $8,544 in amortization, $377 in interest expense, $Nil in marketing expense, $6,822 in legal fees, $12,851 in regulatory and filing fees, $78,000 in salaries and benefits  and $2,736 in office expenses.

By comparison, for the year ended August 31, 2009, we had total expenses of $103,063, including $14,123 in accounting and auditing costs, $5,991 in amortization, $126 in interest expense, $4,003 in marketing expense, $8,642 in legal fees, $888 in regulatory and filing fees, $59,000 in salaries and benefits and $10,290 in office expenses.  The main reason for the increase in expenses is due to the increase in salaries and benefits and regulatory and filing fees in 2010.

Since our inception on August 30, 2007 to August 31, 2010, we accumulated total expenses of $291,256, including $52,672 in accounting and auditing costs, $19,804 in amortization, $905 in interest expense, $10,713 in marketing expense, $41,587 in legal fees, $13,964 in regulatory and filing fees, $137,000 in salaries and benefits and $14,611 in office expenses.

Our office expenses consist of communication expenses (cellular, internet, fax and telephone), foreign exchange, courier, postage costs, rent, hosting fees and office supplies.

Net Loss

Since our inception on August 30, 2007 to August 31, 2010, we incurred net loss of $262,069.  For the year ended August 31, 2010, we incurred net loss of $132,766.  For the year ended August 31, 2009, we incurred a net loss of $73,876.  Our net loss per share was $0.01 for the year ended August 31, 2010 and $0.01 for the year ended August 31, 2009.

Liquidity and Capital Resources

As of August 31, 2010 we had cash of $17,324 and a working capital deficit of $149,411.  Since our inception on August 30, 2007 to August 31, 2010, our accumulated net loss was $262,069.  We are solely dependent on the funds raised through our equity or debt financing and our net loss was funded through equity financing and from loans from our directors.

Since our inception on August 30, 2007 to August 31, 2010, we have received gross proceeds of $101,698 cash from share subscriptions.

Since our inception on August 30, 2007 to August 31, 2010 we used net cash of $20,158 in investing activities and $154,607 in operating activities.  We also received net cash of $192,089 from financing activities.

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

August 31, 2010

Chang Lee LLP

Chartered Accountants

606 – 815 Hornby Street

Vancouver, B.C, V6Z 2E6

Tel:  604-687-3776

Fax: 604-688-3373

E-mail: info@changleellp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Giddy-up Productions, Inc.

(A development stage company)

We have audited the accompanying balance sheets of Giddy-up Productions, Inc. (a development stage company) as at August 31, 2010 and 2009 and the related statements of stockholders’ equity, operations and comprehensive loss and cash flows for the years ended, and the period cumulative from August 30, 2007 (date of inception) to August 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended and the period cumulative from August 30, 2007 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada
November 3, 2010	Chartered Accountants

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Balance Sheets August 31
(Expressed in U.S. Dollars)
	2010	2009
ASSETS
Current
Cash and cash equivalents	$17,324	$316
Other receivable	-	27,193
Prepaid expenses	-	1,706

	17,324	29,215

Film Property (Note 3)	-	-
Website Development Costs, net of amortization of $19,804 (2009 - $11,260)	353	8,898

Total assets	$17,677	$38,113

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Current
Accounts payable and accrued liabilities	1,151	9,503
Due to related parties (Note 4)	165,584	44,902

Total liabilities	166,735	54,405

Stockholders' Equity (Deficiency)
Share capital (Note 5)
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
9,116,978 common shares	912	810
Additional paid-in capital	112,099	10,503
Share subscriptions received	-	101,698
(Deficit) accumulated during the development stage	(262,069)	(129,303)

Total stockholders' equity (deficiency)	(149,058)	(16,292)

Total liabilities and stockholders' equity (deficiency)	$17,677	$38,113

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.

(A development stage company)

Statements of Stockholders' Equity

For the period from August 30, 2007 (inception) to August 31, 2010

(Expressed in U.S. Dollars)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subcriptions Received	Deficit Accumulated During Development Stage	Total Stockholders' Deficiency
Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	8,000,000	$800	$39,200	$-	$-	$40,000

Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)

Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	$-	8,000,000	$800	$10,013	$-	$(1,055)	$9,758

Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	100,000	10	490	-	-	500

Share subscriptions	-	-	-	-	-	5,388	-	5,388

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	$-	8,100,000	$810	$10,503	$5,388	$(55,427)	$(38,726)

Share Subscriptions	-	-	-	-	-	96,310	-	96,310

Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	$-	8,100,000	$810	$10,503	$101,698	$(129,303)	$(16,292)

Issuance of common stock in connection with IPO @ $0.10 per share on October 28, 2009	-	-	1,016,978	102	101,596	(101,698)	-	-

Comprehensive income (loss) Loss for the year	-	-	-	-	-	-	(132,766)	(132,766)

Balance, August 31, 2010	-	$-	9,116,978	$912	$112,099	$-	$(262,069)	$(149,058)

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statement of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
	Year	Year	August 30, 2007
	Ended	Ended	(inception) to
	August 31, 2010	August 31, 2009	August 31, 2010
General and administrative expenses
Accounting and audit	23,436	14,123	52,672
Amortization	8,544	5,991	19,804
Bank charge and interest expenses	377	126	905
Marketing expenses	-	4,003	10,713
Legal fees	6,822	8,642	41,587
Regulatory and filing fees	12,851	888	13,964
Salaries and benefits	78,000	59,000	137,000
Office expenses	2,736	10,290	14,611

Loss before extraordinary gain	132,766	103,063	291,256

Extraordinary gain (Note 3)	-	29,187	29,187
Net loss and comprehensive loss for the period	$(132,766)	$(73,876)	$(262,069)

Basic and diluted loss per share
Loss before extraordinary gain	$(0.01)	$(0.01)
Extraordinary gain	0.00	0.00
Net loss for the year	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding
- basic and diluted	8,955,376	8,100,000

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	Year	Year		August 30, 2007
	Ended	Ended		(inception) to
	August 31, 2010	August 31, 2009		August 31, 2010
Cash flows from (used in) operating activities
Loss for the period	$(132,766)	$(73,876)		$(262,069)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	8,544	5,991		19,805
- Extra-ordinary gain	-	(29,187)		(29,187)
- Interest on promissory notes	-	(402)		-
- Salaries and benefits	78,000	-		-

Changes in non-cash working capital items:
- prepaid expense and deposit	1,706	(1,706)		-
- other receivable	27,193	10,000		37,193
- accounts payable and accrued liabilities	(5,438)	2,590		(1,651)

	(22,761)	(86,590)		(154,607)
Cash flows (used in) investing activities
Website development costs	(2,913)	-		(20,158)

Cash flows from (used in) financing activities
Proceeds from share issuance	101,698	-		101,698
Share subscriptions received	(101,698)	96,310		-
Promissory note – related party	-	(10,000)		-
Due to related parties	42,682	378		90,391

	42,682	86,688		192,089

Increase in cash and cash equivalents	17,008	98		17,324

Cash and cash equivalents, beginning of period	316	218		-
Cash and cash equivalents, end of period	$17,324	$316		$17,324
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$402	$	402
Income taxes paid in cash	$-	$-	$	-

The accompanying notes are an integral part of these financial statements.

GIDDY-UP PRODUCTIONS, INC.
(A development stage company)
Notes to the Financial Statements
For the period from August 30, 2007 (inception) to August 31, 2010

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Giddy-up Productions, Inc. was formed on August 30, 2007 under the laws of the State of Nevada.  We have not commenced our planned principal operations, producing motion pictures.  We are considered as a development stage company as defined in ASC 915 “Accounting and Reporting for Development Stage Enterprises”.  We have an office in Calgary, Alberta.  The Company’s fiscal year end is August 31.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at August 31, 2010 and 2009, cash and cash equivalents consist of only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the year ended August 31, 2010 were $ Nil (2009 - $ 4,003).

Loss Per Share

Loss  per  share  is  computed  using  the  weighted  average  number  of shares outstanding during  the  period.  We have adopted ASC 260, "Earnings Per Share".  Diluted  loss  per  share for fiscal years 2010 and 2009  is  equivalent  to  basic  loss  per  share as there was no potential dilutive equity instruments.

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

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of August 31, 2010, we had $ 17,324 (2009 - $ 316) in a bank and $nil beyond insured limits.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, are determined at discrete points in time based on relevant market information.  These estimates involve uncertainties and cannot be determined with precision.  The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010:

	Level 1	Level 2	Level 3	August 31, 2010	August 31, 2009
Cash	$ 17,324	$ -	$ -	$ 17,324	$ 316
Total	$ 17,324	$ -	$ -	$ 17,324	$ 316

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations.  The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to related parties approximate their respective fair values due to the short-term nature of these instruments.  The Company has no assets or liabilities that are measured at fair value on a recurring basis.  There were no assets or liabilities measured at fair value on a non-recurring basis during the year ended August 31, 2010 and 2009.

Income Taxes

We adopted ASC 740, Income  Taxes,  which  requires  us  to  recognize deferred tax liabilities and  assets for the expected future tax consequences of events that have been  recognized  in  our  financial  statements  or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based  on  the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years  in  which  the  differences  are  expected  to  reverse.

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

We did not grant any stock options during the year ended August 31, 2010 and 2009.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the year ended August 31, 2010 and 2009.

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

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes since inception.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense amounts to $8,544 for the year ended August 31, 2010 (2009 - $5,991).

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

In December 2007, the FASB issued new requirements which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which are included in ASC 810 and are effective for fiscal years beginning on or after December 15, 2008, and for interim periods within such fiscal years.  The Company adopted these provisions effective September 1, 2009, which did not have a material impact on its financial statements.

In December 2007, the FASB issued Business Combinations under ASC 805.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date to be measured at their fair value as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements.  Any acquisition-related costs are to be expensed instead of capitalized.  The Company adopted ASC 805 on September 1, 2009 and the impact will depend on future acquisitions at the time.

In February 2008, the FASB issued Fair Value Measurements and Disclosures under ASC 820-10, which deferred the effective date of fair value measurement for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, at least annually.  There was no impact when the Company adopted for these nonfinancial assets and nonfinancial liabilities on September 1, 2009.  These assets and liabilities are measured at fair value on an ongoing basis but are reported at fair value only in certain circumstances.

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

In May 2008, FASB issued ASC 470-20 (formerly FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.  ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.  Additionally, ASC 470-20 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The Company adopted ASC 470-20 on September 1, 2009.  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

In January 2010, the FASB issued a new guidance, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This provision amends previous provisions that require reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including the amounts of and reasons for significant transfers into and out of Level 1 and Level 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements.  This guidance is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s results of operations or financial condition.

In July 2010, the FASB issued Accounting Standards Update ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  ASU 2010-20 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

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

On March 30, 2009, the Company’s leased office was damaged by a fire and damaged the Company’s property – the movie masters for “Not That Kind of Girl”.  The Company pursued an insurance claim for the master movie and the claim was settled at $40,000, the amount for the original consideration as guaranteed by a former director of the Company, who leased the office to the Company.  As at August 31, 2010, the Company has received the settlement of $40,000 and the amounts $16,687 advanced by the former director in connection with the guarantee has been set up as payable and included in due to related parties.

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

5.  RELATED PARTY TRANSACTIONS

Please see note 3 and note 4.

During the year ended August 31, 2010, the Company incurred $78,000 (2009 - $59,000) of salaries expense to a director of the Company.  As at August 31, 2010, the above noted $78,000 has been deferred and included in due to related parties.

As at August 31, 2010, $165,584 was due to related parties, which $148,897 (2009 - $44,902) was due to the sole director of the Company and $16,687 (2009 - $nil) was due to a former director and a shareholder.  The amount due to related parties was unsecured, non-interest bearing and due on demand.

6. COMMITMENTS

On January 1, 2009, the Company signed employment agreement with the director of the Company for a total of US $6,500 per month.  The agreement shall continue until terminated by the director upon giving 3 months’ notice to the Company, or by the Company without notice.

7. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 9A(T).  Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of August 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s ICFR.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2010 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of November 10, 2010.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors, Executive Officers, Promoters, and Control persons for the fiscal year ended August 31, 2010:

Name

Age

Position

Term

Zoltan Nagy

44

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

Director Nominees

We do not have a nominating committee.  Our Board of Directors selects individuals to stand for election as members of the Board.  Since the Board of Directors does not include any independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.  The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended August 31, 2010 were filed.

Item 11.  Executive Compensation.

Compensation of Directors

During the year ended August 31, 2010, we paid / accrued $78,000 in salaries to our current director Zoltan Nagy and a former director.  The compensation paid / accrued to Mr. Nagy is also for his services as our President, Chief Executive Officer, Chief Financial Officer, Principal and Chief Accounting Officer, Secretary and Treasurer.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership, as of November 10, 2010, of our common stock by each of our directors, and by all executive officers and directors as a group, and by each person known to us who is the beneficial owner of more than 5% of any class of our securities.  As of November 10, 2010, there were 9,116,978 common shares issued and outstanding.  All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Zoltan Nagy (1) 409 – 903 19th Avenue SW, Calgary, Alberta, T2T OH8 Canada	8,000,000	87.7%
	All Officers and Directors as a Group	8,000,000	87.7%

(1)

Zoltan Nagy is our director, President and Chief Executive Officer, Secretary and Treasurer.

We have an employment agreement with Zoltan Nagy whereby he acts as our President, Chief Executive Officer, Chief Financial Officer, Principal and Chief Accounting Officer, Secretary and Treasurer for a salary of $6,500 per month.  We made no grants of stock options or stock appreciation rights since our inception to August 31, 2010.

We do not have any compensation plans, plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accounting Fees and Services.

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Chang Lee LLP, for the audit of our annual financial statements for the years ended August 31, 2010 and August 31, 2009 and any other fees billed for other services rendered Chang Lee LLP during that period.

Description of Service	Fees (September 1, 2009 to August 31, 2010) ($)	Fees (September 1, 2008 to August 31, 2009) ($)
Audit fees	8,715	8,300
Audit-related fees	11,225	6,600
Tax fees	Nil	Nil
All other fees	Nil	Nil
Total	19,940	14,800

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

Giddy-up Productions, Inc.

By: /s/ Zoltan Nagy
Date: November 16, 2010	Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zoltan Nagy	President, Chief Executive	November 16, 2010
Zoltan Nagy	Officer, Chief Financial Officer, Director, Secretary, Treasurer