Form 10-Q
period 2010-11-30
Giddy-up Productions, Inc.
filed 2011-01-14
CIK 1420526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 333-148076

RAPTOR TECHNOLOGY GROUP, INC.

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☑     No  ☐

Number of common shares outstanding at January 14, 2011:  63,356,538

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAPTOR TECHNOLOGY GROUP, INC.

(formerly Branded Beverages, Inc.)

Financial Statements

(Expressed in United States dollars)

November 30, 2010

RAPTOR TECHNOLOGY GROUP, INC.
(formerly Branded Beverages, Inc.)
(A development stage company)
Balance Sheets
(Expressed in U.S. Dollars)
	November 30, 2010	August 31, 2010
ASSETS
Current
Cash and cash equivalents	$15,570	$17,324

Website Development Costs, net of amortization of $20,157	-	353

Total assets	$15,570	$17,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Accounts payable and accrued liabilities	11,464	1,151
Due to related parties (Note 4)	185,084	165,584

Total liabilities	196,548	166,735

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
191,456,538 common shares	19,146	19,146
Additional paid-in capital	93,865	93,865
(Deficit) accumulated during the development stage	(293,989)	(262,069)

Total stockholders' equity (deficiency)	(180,978)	(149,058)

Total liabilities and stockholders' equity (deficiency)	$15,570	$17,677

The accompanying notes are an integral part of these financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
(formerly Branded Beverages, Inc.)
(A development stage company)
Statements of Stockholders' Equity (Deficiency)
For the period from August 30, 2007 (inception) to November 30, 2010
(Expressed in U.S. Dollars)
						Share	(Deficit)	Total
	Preferred stock		Common stock		Additional	subscriptions	accumulated during	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	received	development stage	deficiency
Issuance of common stock for settlement of debt, August 31, 2007, $0.0002 per share	-	$-	168,000,000	$16,800	$23,200	$-	$-	$40,000
Film property transferred from a shareholder	-	-		-	(29,187)	-	-	(29,187)
Comprehensive income (loss)
Loss for the period	-	-		-	-	-	(1,055)	(1,055)
Balance, August 31, 2007	-	$-	168,000,000	$16,800	$(5,987)	$-	$(1,055)	$9,758
Issuance of common stock for settlement of debt, September 8, 2007, $0.0002 per share	-	-	2,100,000	210	290	-	-	500
Share subscriptions	-	-	-	-	-	5,388	-	5,388
Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)
Balance, August 31, 2008	-	$-	170,100,000	$17,010	$(5,697)	$5,388	$(55,427)	$(38,726)
Share Subscriptions	-	-	-	-	-	96,310	-	96,310
Comprehensive income (loss)
Loss for year	-	-	-	-	-	-	(73,876)	(73,876)
Balance, August 31, 2009	-	$-	170,100,000	$17,010	$(5,697)	$101,698	(129,303)	(16,292)
Issuance of common stock in connection with IPO @ $0.005 per share on October 28, 2009	-	-	21,356,538	2,136	99,562	(101,698)	-	-
Comprehensive income (loss)
Loss for year	-	-	-	-	-	-	(132,766)	(132,766)
Balance, August 31, 2010	-	$-	191,456,538	$19,146	$93,865	$-	$(262,069)	$(149,058)
Comprehensive income (loss)
Loss for period	-	-	-	-	-	-	(31,920)	(31,920)
Balance, November 30, 2010	-	$-	191,456,538	$19,146	$93,865	$-	$(293,989)	$(180,978)

The accompanying notes are an integral part of these financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
(formerly Branded Beverages, Inc.)
(A development stage company)
Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)
	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30, 2010	November 30, 2009	November 30, 2010
General and administrative expenses
Accounting and audit	$9,371	$7,324	$62,043
Amortization	353	1,680	20,157
Interest expenses	-	-	905
Marketing expenses	-	143	10,713
Legal fees	1,125	4,050	42,712
Regulatory and filing fees	1,168	4,385	15,132
Salaries and benefits	19,500	19,500	156,500
Office expenses	403	452	15,014

Loss before extraordinary gain	31,920	37,534	323,176

Extraordinary gain	-	-	29,187

Net loss and comprehensive loss for the period	$(31,920)	$(37,534)	$(293,989)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average number of
common shares outstanding
- basic and diluted	191,456,538	177,844,674

The accompanying notes are an integral part of these financial statements.

RAPTOR TECNOLOGY GROUP, INC.
(formerly Branded Beverages, Inc.)
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
	Three Months	Three Months	August 30, 2007
	Ended	Ended	(inception) to
	November 30, 2010	November 30, 2009	November 30, 2010
Cash flows from (used in) operating activities
Loss for the period	$(31,920)	$(37,534)	$(293,989)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	353	1,680	20,157
- Extraordinary gain	-	-	(29,187)
- Interest on promissory notes	-	-	-
- Deferred salary	19,500	19,500	97,500
Changes in non-cash working capital items:
- other receivable	-	13,880	37,192
- prepaid expense and deposit	-	1,706	-
- accounts payable and accrued liabilities	10,313	(2,968)	11,965

	(1,754)	(3,736)	(156,362)
Cash flows (used in) investing activities
Website development costs	-	-	(20,157)

Cash flows from (used in) financing activities
Common shares	-	-	101,698
Due to directors	-	3,435	90,391

	-	3,435	192,089

Increase in cash and cash equivalents	(1,754)	(301)	15,570

Cash and cash equivalents, beginning of period	17,324	316	-
Cash and cash equivalents, end of period	$15,570	$15	$15,570
Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-	$402
Income taxes paid in cash	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

1. INCORPORATION AND CONTINUANCE OF OPERATIONS

Raptor Technology Group, Inc. (the “Company”) was formed on August 30, 2007 under the laws of the State of Nevada under the name of Giddy-up Productions, Inc. with planned principal operations in producing motion pictures.

The Company entered into and completed the Agreement and Plan of Merger with Branded Beverages, Inc., and instituted a forward-split of its Common Stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on December 15, 2010.  As a result of this Merger, the name of the Company was changed to Branded Beverages, Inc.  On December 20, 2010, the Company entered into a Rescission of the Agreement and Plan of Merger due to the inability to obtain required financial statements in a timely manner.

In connection with and prior to the above forward-split of the Company’s Common Stock, the principal shareholder of the Company returned and cancelled 6,100,000 shares of the Company.  Upon the forward-split of the Company’s Common Stock and on December 15, 2010, the Company had 63,356,538 common shares issued and outstanding.  These financial statements have been retroactively restated to reflect the above noted forward-split.

On January 6, 2011, the Company changed its name to Raptor Technology Group, Inc. and entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc.  In accordance with the terms of the Agreement, Raptor Technology Group, Inc. shall be the name of the surviving corporation.  The Company's common stock will continue to be quoted on the Over the Counter Bulletin Board (OTCBB) under the new trading symbol RAPT.

Upon the completion of this Merger, which is expected within sixty days, the Company will become a technology supplier that provides eco-friendly and green global issues.

We have not generated any operating revenues to date.  We are considered a development stage company as defined in ASC 915.  We have an office in Calgary, Alberta.  The Company’s fiscal year end is August 31.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at November 30, 2010, cash and cash equivalents consists of only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended November 30, 2010 were $nil (November 30, 2009 - $143).

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

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of November 30, 2010, we had $ 15,570 (August 31, 2010 - $17,324) in a bank and $nil beyond insured limits.

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

 The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations.  The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to related parties approximate their respective fair values due to the short-term nature of these instruments.  The Company has no assets or liabilities that are measured at fair value on a recurring basis.  There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended November 30, 2010.

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

We did not grant any stock options during the quarter ended November 30, 2010.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the quarter ended November 30, 2010.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website.  These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis.  The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Amortization expense is total of $353 for the quarter ended November 30, 2010 (November 30, 2009 - $1,680).

Newly Adopted Accounting Pronouncements

In April, 2009, the FASB issued ASC subtopic 820-10 (formerly Staff Position No.  FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly).  ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This ASC subtopic also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted ASC subtopic 820-10 on September 1, 2010.  The adoption of ASC 820-10 did not have a material impact on the Company’s financial statements.

In April, 2009, the FASB issued ASC 820-10-50 (formerly Staff Position No.  FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments) that expands to interim periods the existing annual requirement to disclose the fair value of financial instruments that are not reflected on the balance sheet at fair value.  The Company adopted ASC 820-10-50 on September 1, 2010.  The adoption of this FSP did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing.  ASC 860 requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  The Company adopted ASC 860 on September 1, 2010.  The adoption of ASC 860 did not have a material impact on the Company’s financial statements.

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

On December 15, 2010, prior to forward-split of the Company’s common stocks, the Company’s principal shareholder returned and cancelled 6,100,000 common shares with a total of 3,016,978 common shares issued and outstanding.  Subsequent to the return and cancellation of 6,100,000 common shares of the Company, the Company effected a forward-split of its common stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on December 15, 2010 which resulting a total 63,356,538 common shares issued and outstanding upon the forward split.

These financial statements have been retroactively restated to reflect the above forward-split.  Therefore, despite the total authorized common stocks of the Company is 100,000,000, the Company had 191,456,538 shares issued and outstanding as of November 30, 2010 and August 31, 2010, which did not taken into account the related shares of 128,100,000 (post forward-split) returned and cancelled by the principal shareholder of the Company on December 15, 2010.

4.  RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2010, the Company incurred $19,500 (2009 - $19,500) of salaries expense to a director of the Company.  As at November 30, 2010, $97,500 has been deferred and included in due to related parties.

As at November 30, 2010, $185,085 was due to related parties, which $168,397 (2009 - $67,837) was due to the sole director of the Company and $16,687 (2009 - $nil) was due to a former director and a shareholder.  The amount due to related parties was unsecured, non-interest bearing and due on demand.

5. COMMITMENTS

On January 1, 2009, the Company signed employment agreement with the director of the Company for a total of US $6,500 per month.  The agreement shall continue until terminated by the director upon giving 3 months’ notice to the Company, or by the Company without notice.

6. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

7. SUBSEQUENT EVENTS

On December 15, 2010, the Company entered into and completed the Agreement and Plan of Merger with Branded Beverages, Inc., and instituted a forward-split of its Common Stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on December 15, 2010.  As a result of this Merger, the name of the Company was changed to Branded Beverages, Inc.  On December 20, 2010, the Company entered into a Rescission of the Agreement and Plan of Merger due to the inability to obtain required financial statements in a timely manner.

On January 6, 2011, the Company changed its name to Raptor Technology Group Inc. and entered into a definitive plant of merger and reorganization with Raptor Fabrication and Equipment Inc. Per agreement, Raptor Technology Group Inc. shall be the name of the surviving corporation.

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

Overview

We were incorporated as a Nevada company on August 30, 2007.  On December 15, 2010, we entered into and completed the Agreement and Plan of Merger with Branded Beverages, Inc., and instituted a forward-split of our Common Stock on the basis of twenty-one new Shares of Common Stock for each one Share of Common Stock issued and outstanding on December 15, 2010.  As a result of this Merger, we changed our name to Branded Beverages, Inc.  On December 20, 2010, we entered into a Rescission of the Agreement and Plan of Merger due to the inability to obtain required financial statements in a timely manner.

On December 15, 2010 and prior to the twenty-one to one forward-split, our principal shareholder of the Company returned and cancelled 6,100,000 shares of the Company.  Upon the forward-split of the Company’s Common Stock and on December 15, 2010, we had 63,356,538 common shares issued and outstanding.

On January 6, 2011, we changed our name to Raptor Technology Group, Inc. and entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc.  In accordance with the terms of the Agreement, Raptor Technology Group, Inc. shall be the name of the surviving corporation.  Our common stock will continue to be quoted on the Over the Counter Bulletin Board (OTCBB) under the new trading symbol RAPT.

Upon the completion of this Merger, which is expected within sixty days, we will become a technology supplier that provides eco-friendly and green global issues.

We have not generated any operating revenues to date.  We are considered a development stage company as defined in ASC 915 and having our principal office located at 409-903 19th Avenue SW, Calgary, AB.  Our telephone number is 403-399-6402.  Our facsimile number is 866-900-0582.  We currently do not have any subsidiaries.

We are a “shell company” as defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have nominal assets.

Our Operations

Prior to our attempted merger of Branded Beverages, Inc. on December 15, 2010, we were in the business of developing, producing, marketing and distributing low-budget feature-length films.  Further, on January 6, 2011, we changed our name to Raptor Technology Group, Inc. and entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc.  In accordance with the terms of the Agreement, Raptor Technology Group, Inc. shall be the name of the surviving corporation.  Our common stock will continue to be quoted on the Over the Counter Bulletin Board (OTCBB) under the new trading symbol RAPT.

Raptor Fabrication and Equipment is a technology supplier that provides eco-friendly and green solutions to global issues.  It committed to developing reliable fuel and energy alternatives by making them both dependable and economically appealing to the manufacturer as well as the consumer.  Additional patent pending technology has also been developed to recover rare earth minerals from endless miles of mine tailings.  This technology provides an eco-friendly means of recycling these mine tailings both economically and profitably.

Upon the completion of this Merger, which is expected within sixty days, we have positioned ourselves to become a leader in the biofuel and mining industries with the advanced proprietary biofuel production technology and mineral recovery technologies.  Management's plan for eco-friendly business solutions and economically profitable business models are designed to secure the Company as a leader in the alternative energy and remediation sectors.

No assurance can be given that our planned business, if the merger completed, will be successful or make a profit.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations for the Three Months ended November 30, 2010, compared to the same period in 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of November 30, 2010 we had cash of $15,570, total current assets of $15,570, total current liabilities of $196,548 and a working capital deficiency of $180,978.  From our inception on August 30, 2007 to November 30, 2010 we accumulated a deficit of $293,989.  We are dependent on funds raised through equity or debt financing and investing activities to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of November 30, 2010 we had total assets of $15,570 and total liabilities of $196,548.  Our total assets were primarily made up of cash.

We used net cash of $1,754 in operating activities for the quarter ended November 30, 2010, compared to $3,736 during the same period in 2009 and $156,362 from our inception on August 30, 2007 to November 30, 2010.

We used net cash of $Nil in investing activities for the quarter ended November 30, 2010, compared to $Nil during the same period in 2009, and $20,157 from our inception on August 30, 2007 to November 30, 2010.  The cash used in investing activities since our inception was for website development costs.

We received net cash of $Nil from financing activities for the quarter ended November 30, 2010, compared to $3,435 during the same period in 2009 and $192,089 from our inception on August 30, 2007 to November 30, 2010.  The cash received from financing activities during the period ended November 30, 2009 resulted from advances from our director.  During the period ended November 30, 2010, our cash position decreased by $1,754.

Results of Operations

Revenues

From our inception on August 30, 2007 to November 30, 2010 we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $31,920 for the quarter ended November 30, 2010, compared to $37,534 for the same period in 2009 and $323,176 from our inception on August 30, 2007 to November 30, 2010.  The decrease in operating expenses for the period ended November 30, 2010 resulted from a decrease in general and administrative costs.

We incurred accounting and audit fees of $9,371, $353 in amortization costs, $Nil in marketing expenses, $1,125 in legal fees, $1,168 in filing fees, $19,500 in salaries and benefits and $403 in office expenses for the quarter ended November 30, 2010.  For the same period in 2009, we incurred accounting and audit fees of $7,324, $1,680 in amortization costs, $143 in marketing expenses, $4,050 in legal fees, $4,385 in filing fees, $19,500 in salaries and benefits and $452 in office expenses.  From our inception on August 30, 2007 to November 30, 2010 we incurred $62,043 in accounting and audit expenses, $20,157 in amortization, $905 in interest expenses, $10,713 in marketing expenses, $42,712 in legal fees, $15,132 in filing fees, $156,500 in salaries and benefits and $15,014 in office expenses.

Net Loss

From our inception on August 30, 2007 to November 30, 2010 we incurred net a loss of $293,989, after an extraordinary gain of $29,187.  For the quarter ended November 30, 2010 we incurred a net loss of $31,920, compared to a net loss of $37,534 for the same period in 2009.

Research and Development

For the quarter ended November 30, 2010 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of November 30, 2010 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the period ended August 30, 2010, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 30, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAPTOR TECHNOLOGY GROUP, INC.

Date: January 14, 2011	By: /s/ Zoltan Nagy
Zoltan Nagy
President, Chief Executive Officer, Chief Financial Officer, Director, Secretary, Treasurer