Form 10-Q
period 2011-02-28
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-04-22
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☒   No ☐

Number of common shares outstanding at April 21, 2011: 63,356,538

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

RAPTOR TECHNOLOGY GROUP, INC.
Financial Statements
(Expressed in United States dollars)

February 28, 2011

RAPTOR TECHNOLOGY GROUP, INC. (formerly Branded Beverages Inc.)
(A development stage company)

Balance Sheets
(Expressed in U.S. Dollars)

	February 28 2011	August 31 2010

ASSETS
Current
Cash and cash equivalents	$-	$17,324

Website Development Costs, net of amortization of $20,157	-	353

Total assets	$-	$17,677

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current
Accounts payable and accrued liabilities	2,755	1,151
Due to related parties (Note 4)	200,732	165,584

Total liabilities	203,487	166,735

Stockholders' Equity (Deficiency)
Share capital
Authorized:
100,000,000 preferred shares, par value $0.0001
100,000,000 common shares, par value $0.0001

Issued and outstanding:
Nil preferred shares
63,356,538 common shares (August 31, 2010 – 191,456,538)	6,336	912
Additional paid-in capital	106,675	112,099
(Deficit) accumulated during the development stage	(316,498)	(262,069)

Total stockholders' equity (deficiency)	(203,487)	(149,058)

Total liabilities and stockholders' equity (deficiency)	$-	$17,677

The accompanying notes are an integral part of these financial statements.

RAPTOR TECHNOLOGY GROUP, INC. (formerly Branded Beverages, Inc.)
(A development stage company)

Statements of Stockholders' Equity (Deficiency)
For the period from August 30, 2007 (inception) to February 28, 2011
(Expressed in U.S. Dollars)

							(Deficit)
						Share	accumulated	Total
	Preferred stock		Common stock		Additional	subscriptions	during	stockholders'
	Shares	Amount		Amount	paid-in capital	received	development stage	deficiency

Issuance of common stock for settlement of debt, August 31, 2007, $0.005 per share	-	$-	168,000,000	$16,800	$23,200	$-	$-	$40,000
Film property transferred from a shareholder	-	-	-	-	(29,187)	-	-	(29,187)
Comprehensive income (loss)
Loss for the period	-	-	-	-	-	-	(1,055)	(1,055)

Balance, August 31, 2007	-	-	168,000,000	16,800	(5,987)	-	(1,055)	9,758
Issuance of common stock for settlement of debt, September 8, 2007, $0.005 per share	-	-	2,100,000	210	290	-	-	500
Share subscriptions	-	-	-	-	-	5,388	-	5,388
Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(54,372)	(54,372)

Balance, August 31, 2008	-	-	170,100,000	17,010	(5,697)	5,388	(55,427)	(38,726)
Share Subscriptions	-	-	-	-	-	96,310	-	96,310
Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(73,876)	(73,876)

Balance, August 31, 2009	-	-	170,100,000	17,010	(5,697)	101,698	(129,303)	(16,292)
Issuance of common stock in connection with IPO @ $0.10 per share on October 28, 2009	-	-	21,356,538	2,136	99,562	(101,698)	-	-
Comprehensive income (loss)
Loss for the year	-	-	-	-	-	-	(132,766)	(132,766)

Balance, August 31, 2010	-	-	191,456,538	19,146	93,865	-	(262,069)	(149,058)
Cancellation of shares	-	-	(128,100,000)	(12,810)	12,810	-	-	-
Comprehensive income (loss)
Loss for the period	-	-	-	-	-	-	(54,429)	(54,429)

Balance, February 28, 2011	-	$-	63,356,538	$6,336	$106,675	$-	$(316,498)	$(203,487)

The accompanying notes are an integral part of these financial statements.

RAPTOR TECHNOLOGY GROUP, INC. (formerly Branded Beverages, Inc.)
(A development stage company)

Statements of Operations and Comprehensive Loss
(Expressed in U.S. Dollars)

	Three Months	Three Months	Six Months	Six Months	August 30, 2007
	Ended	Ended	Ended	Ended	(inception) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

General and administrative expenses
Accounting and audit	$1,008	$8,854	$10,379	$16,178	$63,051
Amortization	-	1,680	353	3,360	20,157
Interest expenses and bank charges	-	96	-	96	905
Marketing expenses	-	196	-	339	10,730
Legal fees	1,134	2,956	2,259	7,006	43,846
Regulatory and filing fees	626	6,740	1,794	11,125	15,758
Salaries and benefits	19,500	19,500	39,000	39,000	176,000
Office expenses	241	576	644	1,028	15,238

Loss before extraordinary gain	22,509	40,598	54,429	78,132	345,685

Extraordinary gain (Note 3)					29,187

Net loss and comprehensive loss for the period	$(22,509)	$(40,598)	$(54,429)	$(78,132)	$(316,498)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding
- basic and diluted	84,706,538	191,456,538	138,376,428	191,456,58

The accompanying notes are an integral part of these financial statements.

RAPTOR TECHNOLOGY GROUP, INC. (formerly Branded Beverages, Inc.)
(A development stage company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Six Months	Six Months	August 30, 2007
	Ended	Ended	(inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

Cash flows from (used in) operating activities
Loss for the period	$(54,429)	$(78,132)	$(316,498)
Adjustments to reconcile net loss to net cash
used in operating activities:
- Amortization	353	3,360	20,157
- Extraordinary gain	-	-	(29,187)
- Interest on promissory notes	-	-	-
- Deferred salary	39,000	39,000	117,000
Changes in non-cash working capital items:
- other receivable	-	13,880	37,193
- prepaid expense and deposit	-	1,706	-
- accounts payable and accrued liabilities	1,604	(5,019)	3,255

	(13,472)	(25,205)	(168,080)
Cash flows (used in) investing activities
Website development costs	-	-	(20,157)

Cash flows from (used in) financing activities
Share subscriptions received	-	-	101,698
Due to directors	(3,852)	27,410	86,539

	(3,852)	27,410	188,237

Increase (decrease) in cash and cash equivalents	(17,324)	2,205	-

Cash and cash equivalents, beginning of period	17,324	316	-
Cash and cash equivalents, end of period	$-	$2,521	$-

Supplemental disclosures of cash flow information:
Interest expenses paid in cash	$-	$-	$402
Income taxes paid in cash	$-	$-	$-

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

Upon the completion of this Merger, the Company will become a technology supplier that provides eco-friendly and green global issues.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at February 28, 2011,cash and cash equivalents consist only cash.

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

Advertising Expenses

We expense advertising costs as incurred.  Total advertising expenses for the period ended February 28, 2011 were $ Nil (February 28, 2010 - $339).

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

Concentration of Credit Risk

We place our cash and cash equivalents with high credit quality financial institutions.  As of February 28, 2011, we had $nil (August 31, 2010 - $17,324) in a bank and $nil beyond insured limits.

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

The Company adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one – Quoted market prices in active markets for identical assets or liabilities;

●	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, other receivable, accounts payable and accrued liabilities and due to related parties approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended February 28, 2011.

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

We did not grant any stock options during the quarter ended February 28, 2011.

Comprehensive Income

We adopted ASC 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  We are disclosing this information on our Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  We have no elements of "other comprehensive income” for the quarter ended February 28, 2011.

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

Accounting for Derivative Instruments and Hedging Activities

We have adopted ASC 815,Derivatives and Hedging, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense is total of $nil for the quarter ended February 28, 2011 (February 28, 2010 - $1,680).

Newly Adopted Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-13 was issued in April 2010, and clarified the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The adoption of ASU No. 2010-13 is not expected to have a material impact on the Company’s financial statements.

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

4.  RELATED PARTY TRANSACTIONS

During the quarter ended February 28, 2011, the Company incurred $19,500 (2010 - $19,500) of salaries expense to a director of the Company.  As at February 28, 2011, $117,000 has been deferred and included in due to related parties.

As at February 28, 2011, $200,732 was due to related parties, which $184,045(2010 - $111,312) was due to the sole director of the Company and $16,687 (2010 - $nil) was due to a former director and a shareholder.  The amount due to related parties was unsecured, non-interest bearing and due on demand.

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

Our Operations

Our intended business was developing, producing, marketing and distributing low-budget feature-length films.  We have not commenced business operations.  To date, our business activities have been limited to organizational matters, acquiring film rights, developing our website and the preparation and filing of a registration statement with regard to our initial public offering.We have been unable to secure sufficient capital to independently finance our own productions.   As a result we have sought other business opportunities.

On January 6, 2011, we entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc., a Florida Corporation.  We have not completed this Merger and Reorganization as of the date of this Quarterly Report on Form 10Q.

In anticipation of completing this Plan of Merger and Reorganization we changed the name of the corporation to Raptor Technology Group, Inc.  Our OTCBB quotation symbol was also changed to RAPT.

The Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc. entered into on January 6, 2011 has been amended, restated and replaced in its entirety to resolve drafting errors, the revised and restated agreement is included as an exhibit to this Quarterly Report on Form 10Q.

Pursuant to the Agreement, Raptor Fabrication and Equipment, Inc. shall be merged into Raptor Technology Group, Inc., the separate existence of Raptor Fabrication and Equipment, Inc. shall cease, and Raptor Technology Group, Inc. which shall continue to exist with its current Articles of Incorporation and Bylaws as a Nevada Corporation.

Raptor Fabrication and Equipment, Inc. shall have not more than 48,750,000 common shares outstanding.  These shares shall be exchanged on a one for one basis with Raptor Technology Group, Inc. common shares.

In addition Zoltan Nagy shall surrender 42,000,000 common shares for cancellation held by him personally.

Upon completion of the Plan of Merger and Reorganization the Directors of Raptor Fabrication and Equipment shall be appointed as the directors of Raptor Technology Group, Inc.

The effective date shall occur upon: (a) Each Company receiving any required shareholder or other approvals required; (b) Raptor Fabrication and Equipment, Inc. delivering the required financial statements and other information of sufficient detail for Raptor Technology Group, Inc. to comply with the disclosure requirements of the applicable securities regulations; and (c) Performance of all material terms of the agreement and any additional closing conditions mutually agreed between the Constituent Corporations or required by applicable state or federal regulations.

As a result of the intended acquisition the former shareholders of Raptor Fabrication and Equipment, Inc. shall become the majority shareholders of Raptor Technology Group, Inc. resulting in a change of control of the Registrant.

As of April 21, 2011 we had 63,356,538 common shares issued and outstanding.  Upon closing of the Plan of Merger and Reorganization the current shareholders of Raptor Fabrication and Equipment, Inc. would hold 48,750,000 Common shares and giving effect to the cancellation of the 42,000,000 Common Shares held by Zoltan Nagy, Raptor Fabrication and Equipment, Inc. would hold 69% of the resulting issued and outstanding shares.

Upon completion of the Plan of Merger and Reorganization the principal business operations of Raptor Fabrication and Equipment, Inc. shall be principal business operations of the Raptor Technology Group, Inc. due to Raptor Technology Group, Inc. not having commenced significant business operations. Upon the completion of the Plan of Merger and Reorganization and the change of control, Raptor Fabrication and Equipment, Inc. operations will become the accounting acquirer on a going forward basis.

Raptor Fabrication and Equipment is a technology supplier that provides the biofuel and mining industries with their advanced proprietary biofuel production technology and mineral recovery technologies.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations for the Three Months ended February 28, 2011 compared to the same period in 2010

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

Liquidity and Capital Resources

As of February 28, 2011, we had cash of $nil, total current assets of $nil, total current liabilities of $203,487 and a working capital deficiency of $203,487.  From our inception on August 30, 2007 to February 28, 2011 we accumulated a deficit of $316,498.  We are dependent on funds raised through equity or debt financing to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

We used net cash of $13,472 in operating activities for the six months ended February 28, 2011, compared to $25,205 during the same period in 2010 and $168,080 from our inception on August 30, 2007 to February 28, 2011.

We used net cash of $nil in investing activities for the six months ended February 28, 2011, compared to $nil during the same period in 2010, and $20,157 from our inception on August 30, 2007 to February 28, 2011.  The cash used in investing activities since our inception was for website development costs.

We used net cash of $3,852 from financing activities for the six months ended February 28, 2011, compared to receiving $27,410 during the same period in 2010 and $188,237 from our inception on August 30, 2007 to February 28, 2011.  The cash paid for financing activities during the period ended February 28, 2011 resulted from repayment of advances to our sole director.  During the period ended February 28, 2011, our cash position decreased by $17,324.

Results of Operations

Revenues

From our inception on August 30, 2007 to February 28, 2011, we have not yet generated any revenues.  We do not expect to earn revenues in the near future.

Expenses

We incurred total operating expenses of $22,509 for the quarter ended February 28, 2011, compared to $40,598 for the same period in 2010 and $316,498 from our inception on August 30, 2007 to February 28, 2011.  The decrease in operating expenses for the period ended February 28, 2011 resulted from our operations being inactive for the quarter.

We incurred accounting and audit fees of $1,008, $1,134 in legal fees, $626 in filing fees, $19,500 in salaries and benefits and $241 in office expenses for the quarter ended February 28, 2011.  For the same period in 2010, we incurred accounting and audit fees of $8,854, $1,680 in amortization costs, $96 in interests and bank charges, $196 in marketing expenses, $2,956 in legal fees, $6,740 in filing fees, $19,500 in salaries and benefits and $576 in office expenses.  From our inception on August 30, 2007 to February 28, 2011 we incurred $63,051 in accounting and audit expenses, $20,157 in amortization, $905 in interest expenses, $10,730 in marketing expenses, $43,846 in legal fees, $15,758 in filing fees, $176,000 in salaries and benefits and $15,238 in office expenses.

Net Loss

From our inception on August 30, 2007 to February 28, 2011 we incurred net a loss of $316,498, after an extraordinary gain of $29,187.  For the quarter ended February 28, 2011 we incurred a net loss of $22,509, compared to a net loss of $40,598 for the same period in 2010.

Research and Development

For the quarter ended February 28, 2011 and from our inception, we have not incurred any research and development expenses.

Off-Balance Sheet Arrangements

As of February 28, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures.

Not applicable to smaller reporting companies.

Item 4T.   Controls and Procedures.

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized,and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended August 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control

We have not been able to implement any of the recommended changes to our internal control over financial reporting listed in our Annual Report on Form 10-K for the year ended August 31, 2010.  As such, there were no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   [Removed and Reserved]

Item 5.   Other Information.

None.

Item 6.   Exhibits

EXHIBIT     DESCRIPTION

Raptor Technology Group, Inc.includes by reference the following exhibits:
3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB -2, as amended; filed with the Securities and Exchange Commission on December 14, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 14, 2007.

Raptor Technology Group, Inc. includes the following exhibits:
3.3	Amended Articles of Incorporation

10.1	Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc. entered into on January 6, 2011, amended, restated and replaced in its entirety, April 21, 2011

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securitas Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Raptor Technology Group, Inc.

	By:	/s/ Zoltan Nagy
Date: April 21, 2011		Zoltan Nagy
President, Chief Executive Officer
Chief Financial Officer, Director, Secretary, Treasurer