Form 10-Q
period 2011-05-31
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-07-20
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.

Commission file number 333-148076

RAPTOR TECHNOLOGY GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-8-182
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

7064 Sampey Road Groveland Florida 34736	321-274-9675
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)   Yes ☐   No ☒

Number of common shares outstanding at May 31, 2011: 63,356,538

EXPLANATORY NOTE

On January 3, 2011, the Registrant [formerly Giddy-Up Productions, Inc., (“RAPT”) a Nevada Corporation] changed its name from Giddy-Up Productions, Inc. to Raptor Technology Group, Inc. in anticipation of the reorganization with  Raptor Fabrication and Equipment, Inc., a Florida Corporation (“RFAB”).

On June 30, 2011, the parties completed the Plan of Merger and Reorganization and directed management to file any required documentation to complete the merger as of that date. All parties have undertaken to make all required share/ownership exchanges and issuances effective as of that date. All business operations of Raptor Fabrication and Equipment, Inc., a Florida Corporation continue and have become the operations of Raptor Technology Group, Inc. (the “Company”), however the separate existence of Raptor Fabrication and Technology, Inc. ceased to exist as a result of being the disappearing entity pursuant to the merger.

The terms “the Company,” “we,” “us,” and “our” refer to RAPT and, RFAB, after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. The term “RAPT” refers to Raptor Technology Group, Inc, a Nevada Corporation before giving effect to the Merger, and the term “RFAB” refers to Raptor Fabrication and Equipment, Inc., a Florida Corporation before giving effect to the Merger.

On June 30, 2011 we changed our fiscal year end to December 31 to match that of RFAB. This Quarterly Report on Form 10-Q contains the financial statements of RAPT prior to the completion of the merger on June 30, 2011.  We will file our next Report on Form 10-Q containing the financial statements of RFAB for the period ended June 30, 2011  who has become the accounting acquirer on a going forward basis.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

RAPTOR TECHNOLOGY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	May 31,
	2011	August 31,
	(Unaudited)	2010
ASSETS

Current assets:
Cash and cash equivalents	$-	$17,324

Total current assets	-	17,324

Other asset:
Website development costs, net of accumulated amortization	-	353

Total assets	$-	$17,677

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$5,549	$1,151
Due to related parties	213,127	165,584

Total current liabilities	218,676	166,735

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value;
100,000,000 shares authorized; 0 shares issued and outstanding
at May 31, 2011 and August 31, 2010	-	-
Common stock, $0.0001 par value;
100,000,000 shares authorized; 63,356,538 shares issued and
outstanding at May 31, 2011 and 191,456,538 shares issued and
outstanding as at August 31, 2010	6,336	19,146
Additional paid-in capital	106,675	93,865
Deficit accumulated during the development stage	(331,687)	(262,069)

Total stockholders' equity (deficit)	(218,676)	(149,058)

Total liabilities and stockholders' equity (deficit)	$-	$17,677

RAPTOR TECHNOLOGY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period
					August 30, 2007
	Three months ended		Nine Months Ended		(inception) to
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

Net revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General and administrative expenses
Legal and professional fees	2,794	6,244	15,432	29,428	109,691
Compensation expense	12,395	19,500	51,395	58,500	188,395
Amortization	-	1,680	353	5,040	20,157
Licenses and fees	-	1,792	1,794	12,917	15,758
Other general and administrative expenses	-	986	644	2,449	26,873

Total general and administrative expenses	15,189	30,202	69,618	108,334	360,874

Loss before extraordinary gain	(15,189)	(30,202)	(69,618)	(108,334)	(360,874)

Extraordinary gain	-	-	-	-	29,187

Net loss and comprehensive loss for period	$(15,189)	$(30,202)	$(69,618)	$(108,334)	$(331,687)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	63,356,538	191,456,538	113,095,000	186,997,482

RAPTOR TECHNOLOGY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period
			August 30, 2007
	Nine Months Ended		(inception) to
	May 31,		May 31,
	2011	2010	2011

Cash flows from operating activities
Net loss	$(69,618)	$(108,334)	$(331,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	353	5,040	20,157
Extraordinary gain			(29,187)
Deferred compensation	51,395	58,500	129,395
Changes in operating assets and liabilities:
Other receivable	-	27,193	37,193
Prepaid expenses	-	1,706	-
Accounts payable and accrued expenses	4,398	8,890	6,049

Net cash (used in) operating activities	(13,472)	(7,005)	(168,080)

Cash flows from investing activities
Website development costs	-	-	(20,157)

Net cash (used in) investing activities	-	-	(20,157)

Cash flows from financing activities
Proceeds from issuance of common stock			101,698
Due to related parties	(3,852)	30,384	86,539

Net cash provided by (used in) financing activities	(3,852)	30,384	188,237

Net (decrease) increase in cash and cash equivalents	(17,324)	23,379	-

Cash and cash equivalents, beginning of period	17,324	316	-

Cash and cash equivalents, end of period	$-	$23,695	$-

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$402

RAPTOR TECHNOLOGY GROUP, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

On January 6, 2011, the Company changed its name to Raptor Technology Group, Inc. and entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc. In accordance with the terms of the Agreement, Raptor Technology Group, Inc. shall be the name of the surviving corporation.  The Company's common stock will continue to be quoted on the Over the Counter Bulletin Board (OTCBB) under the new trading symbol RAPT.  The merger was completed on June 30, 2011 (See Note 7 - Subsequent Events). Raptor Technology Group, Inc. (Raptor) is a supplier that provides eco-friendly and green solutions to global issues.

The Company has not generated any operating revenues to date and is considered a development stage company as defined in ASC 915.

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of May 31, 2011, and the results of its operations and cash flows for the nine months then ended. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, the unaudited condensed financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010 filed with the Commission on November 16, 2010.

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has incurred operating losses and requires additional funds to maintain its operations.  Management’s plans in this regard are to raise equity financing as required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  The Company did not have any cash as of May 31, 2011.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Total advertising expenses for the three months ended May 31, 2011 and 2010 were $0 and $214, respectively. Total advertising expenses for the nine months ended May 31, 2011 and 2010 were $0 and $553, respectively.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted ASC 260, Earnings Per Share . Diluted loss per share is equivalent to basic loss per share as there was no potential dilutive equity instruments.

Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of May 31, 2011, it did not have any cash in a bank.

Foreign Currency Transactions

The Company is located and operates outside of the United States of America.  The Company maintains its accounting records in U.S.  Dollars, as follows:

At  the  transaction  date,  each  asset,  liability,  revenue  and  expense  is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments , are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities and due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The Company adopted ASC 820, Fair Value Measurements and Disclosures , which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

●	Level one – Quoted market prices in active markets for identical assets or liabilities;

●	Level two – Inputs other than level one inputs that are either directly or indirectly observable; and

●	Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The adoption of ASC 820 has no material effect on the Company’s financial position or results of operations. The book values of cash and cash equivalents, accounts payable and accrued liabilities and due to related parties approximate their respective fair values due to the short-term nature of these instruments. The Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the period ended May 31, 2011.

Income Taxes

The Company has adopted Statement ASC 740, Income Taxes , which requires us to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock-Based Compensation

The Company adopted ASC 718, Compensation – Stock-Based Compensation , to account for its stock options and similar equity instruments issued.  Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

The Company did not grant any stock options during the nine month ended May 31, 2011.

Comprehensive Income

The Company adopted ASC 220, Comprehensive Income , which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company discloses this information on its Statement of Stockholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.  The Company has no elements of "other comprehensive income” for the quarter ended May 31, 2011.

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted ASC 815, Derivatives and Hedging , which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain and loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

The Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes since inception.

Long-Lived Assets Impairment

The Company’s long-term assets are reviewed when changes in circumstances require as to whether  their  carrying  value  has  become  impaired,  pursuant  to  guidance established in ASC 360, Property, Plant and Equipment.  Management considers assets  to  be  impaired  if  the  carrying  value exceeds the future projected cash  flows  from  the  related  operations (undiscounted and without interest charges).  If impairment is deemed to exist, the assets will be written down to fair value.

Website Development Costs

Website development costs are for the development of the Company's Internet website. These costs have been capitalized when acquired and installed, and are being amortized over its estimated useful life of three years on a straight line basis. The Company accounts for these costs in accordance with ASC 350, Intangibles , which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites. Amortization expense for the three month ended May 31, 2011 and 2010 were $0 and $1,680, respectively. Amortization expense for the nine month ended May 31, 2011 and 2010 were $353 and $5,040, respectively.

Newly Adopted Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.  PREFERRED AND COMMON STOCK

The Company has 100,000,000 shares of preferred stock authorized at par value of $0.0001 per share and none issued.

The Company has 100,000,000 shares of common stock authorized at par value of $0.0001 per share.  All shares of stock are non-assessable and non-cumulative, with no pre-emptive rights.

On December 15, 2010, prior to the forward-split of the Company’s common stocks, the Company’s principal shareholder returned and cancelled 6,100,000 common shares with a total of 3,016,978 common shares issued and outstanding. Subsequent to the return and cancellation of 6,100,000 common shares of the Company, the Company effected a forward-split of its common stock on the basis of twenty-one new shares of common stock for each one share of common stock issued and outstanding on December 15, 2010 which resulting a total 63,356,538 common shares issued and outstanding upon the forward split.

4.  RELATED PARTY TRANSACTIONS

Pursuant to the Company’s employment agreement with its sole officer, the Company included in operating expense for the three months ended May 31, 2011 and 2010 accrued officer’s compensation of $12,395 and $19,500, respectively. For the nine months ended May 31, 2011 and 2010 accrued compensation due to the officer amounted to $51,395 and $58,500, respectively, that was also charged to operations. Compensation ceased being accrued on April 27, 2011 when the officer resigned his position with the Company. As at May 31, 2011, a total of $129,395 has been deferred and is included in $213,127 balance due to related parties as reflected on the Company’s balance sheet. The amount due to related parties is unsecured, non-interest bearing and due on demand. The balance due to the officer was forgiven when the Company merged with Raptor Fabrication and Equipment, Inc. (See Note 7)

5. COMMITMENTS

On January 1, 2009, the Company signed employment agreement with the Company’s sole officer for a total of US $6,500 per month.  The agreement shall continue until terminated by the director upon giving three months’ notice to the Company, or by the Company without notice. (See Note 4)

6. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

7. SUBSEQUENT EVENTS

On June 30, 2011, the Company completed its merger with Raptor Fabrication and Equipment, Inc., a Florida Corporation (“RFEI”). Under the terms of the merger, the Company issued 48,670,000 of its common shares in exchange for all of the outstanding stock of RFEI. In addition, the Company’s sole officer and director at the time of the merger returned 42,000,000 shares of the Company’s common stock for cancellation. The total ownership percentage of the Company’s shareholders of record at the time of the merger was reduced to 30.5% of the total number of common shares issued and outstanding after the merger. The merger between the two companies was treated for financial reporting purposes as a reverse acquisition and RFEI’s operations continue to be reported as if it had actually been the acquirer. Through the merger, the Company’s former officer and director received all of the Company’s assets and agreed to cancel the amount of debt due to him.

As a result of the merger, the Company changed its year end to December 31st.

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

Results of Operations

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing. These results relate only to RAPT operations which were replaced by the operations of RFAB on June 30, 2011 as a result of the completed merger.

Liquidity and Capital Resources

As of May 31, 2011, RAPT had cash of $nil, total current assets of $nil, total current liabilities of $218,676.   RAPT was dependent on funds raised through equity or debt financing to fund our operations.

RAPT used net cash of $13,472 in operating activities for the nine months ended May 31, 2011, compared to $7,005 during the same period in 2010 and $168,080 from inception on August 30, 2007 to May 31, 2011.

Revenues

From our inception on August 30, 2007 to May 31, 2011, RAPT did not generated any revenues.

Expenses

RAPT incurred total operating expenses of $15,189 for the quarter ended May 31, 2011, compared to $30,202 for the same period in 2010 and $360,874 from inception on August 30, 2007 to May 31, 2011.  The decrease in operating expenses for the period ended May 31, 2011 resulted from RAPT operations being inactive for the quarter.

RAPT incurred legal and professional fees of $2794 and $12,395 in compensation expenses for the quarter ended May 31, 2011.  For the same period in 2010, RAPT incurred legal and professional fees of $6,244, $19,500 in compensation expense, $1,680 in amortization costs, $1,792 in licenses and  fees and $986 in general and administrative expenses.

Net Loss

From inception on August 30, 2007 to May 31, 2011 RAPT incurred net a loss of $331,687.  For the quarter ended May 31, 2011 RAPT incurred a net loss of $15,189, compared to a net loss of $30,202 for the same period in 2010.

Off-Balance Sheet Arrangements

As of May 31, 2011 RAPT had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures.

RAPT maintains disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. RAPT carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011.  Based on the evaluation of these disclosure controls and procedures, and the material weaknesses in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended August 31, 2010, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were not effective.

Changes in Internal Control

RAPT has not been able to implement any of the recommended changes to internal control over financial reporting listed in the Annual Report on Form 10-K for the year ended August 31, 2010.  As such, there were no changes in internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   [Removed and Reserved]

Item 5.   Other Information.

None.

Item 6.   Exhibits

EXHIBIT     DESCRIPTION

Raptor Technology Group, Inc.includes by reference the following exhibits:

3.1	Articles of Incorporation, exhibit 3.1 filed with the registrant’s Registration Statement on Form SB -2, as amended; filed with the Securities and Exchange Commission on December 14, 2007.

3.2	Bylaws, filed as exhibit 3.2 with the registrant’s Registration Statement on Form SB-2, as amended; filed with the Securities and Exchange Commission on December 14, 2007.

3.2	Amended Articles of Incorporation, filed as exhibit 3.3 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on April 22, 2011.

3.2
Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc. entered into on January 6, 2011, amended, restated and replaced in its entirety, April 21, 2011, filed as exhibit 10.1 with the registrant’s Quarterly Report on Form 10-Q; filed with the Securities and Exchange Commission on April 22, 2011.

Raptor Technology Group, Inc. includes the following exhibits:

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

Raptor Technology Group, Inc.

	By:	/s/ Tom Gleason
Date: July 19, 2011		Tom Gleason
President, Principal Executive Officer
Principal Financial Officer