Form 10-Q
period 2011-06-30
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-08-22
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Number of common shares outstanding at June 30, 2011 was 70,026,538.

EXPLANATORY NOTE

On January 3, 2011, the Registrant [formerly Giddy-Up Productions, Inc., a Nevada Corporation] changed its name from Giddy-Up Productions, Inc. to Raptor Technology Group, Inc. (“RAPT”) in anticipation of the reorganization with Raptor Fabrication and Equipment, Inc., a Florida Corporation (“RFAB”).

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

The terms “the Company,” “we,” “us,” and “our” refer to RAPT and RFAB, after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise. The term “RAPT” refers to Raptor Technology Group, Inc., a Nevada Corporation before giving effect to the Merger, and the term “RFAB” refers to Raptor Fabrication and Equipment, Inc., a Florida Corporation before giving effect to the Merger.

On June 30, 2011 we changed our fiscal year end to December 31 to match that of RFAB. This Quarterly Report on Form 10-Q contains the financial statements of RFAB for the period ended June 30, 2011  who has become the accounting acquirer on a going forward basis.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED BALANCE SHEETS
(Expressed in US dollars)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current assets
Cash	$89,149	$1,893
Accounts receivable	2,005,116	2,005,116
Inventory	603,181	704,012
Total current assets	2,697,446	2,711,021

Property and equipment, net	570,428	414,926

Other assets
Security deposit	21,000	21,000

Total assets	$3,288,874	$3,146,947

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$277,221	$57,593
Billings in excess of costs	2,225,039	2,323,139
Loan payable - related party	12,500	-
Loans payable	55,000	-
Note payable - related party	600,000	538,462
Derivative liabilities	31,164	-
Current portion of long term debt	149,974	154,648
Total current liabilities	3,350,898	3,073,842

Long term debt, net of current portion	28,907	101,720
	28,907	101,720

Total liabilities	3,379,805	3,175,562

Stockholders' equity (deficit)
Preferred stock. $0.0001 par value,
100,000,000 shares authorized, -0- shares issued and outstanding
Common stock, par value $0.0001 per share,
authorized, issued and outstanding100,000,000 shares authorized; 70,026,538 shares outstanding at June 30, 2011 and 42,000,000
shares outstanding at December 31, 2010	4,867	4,200
Additional paid-in capital	1,613,028	541,380
Accumulated deficit	(1,708,826)	(574,195)
Total stockholders' equity (deficit)	(90,931)	(28,615)

Total liabilities and stockholders' equity (deficit)	$3,288,874	$3,146,947

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$335,351	$14,887	$355,574	$38,341
Cost of revenues	(71,302)	-	(71,302)	-
Gross profit	264,049	14,887	284,272	38,341

Operating expenses
Professional services	61,131	8,921	98,686	27,746
Payroll	392,042	11,208	419,909	60,592
Rent	68,634	45,983	132,168	91,987
Other general and administrative expenses	528,137	145,420	666,373	271,379
Total operating expenses	1,049,944	211,532	1,317,136	451,704

Loss from operations	(785,895)	(196,645)	(1,032,864)	(413,363)

Other income (expenses)
Interest expense	(16,049)	(1,170)	(70,604)	(1,706)
Change in fair value of derivative liabilities	(31,164)	-	(31,164)	-
Interest income	-	3	-	26
Net loss before income tax	(833,108)	(197,812)	(1,134,632)	(415,043)

Income tax expense	-	-	-	-

Net loss	$(833,108)	$(197,812)	$(1,134,632)	$(415,043)

Basic and diluted loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	43,495,165	42,000,000	42,751,713	42,000,000

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	For the Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,134,632)	$(415,043)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	35,498	37,117
Amortization of loan fee	61,538	-
Stock based compensation	744,560	-
Changes in fair value of derivative liabilities	31,164	-
Net changes in operating assets and liabilities:
Accounts receivable	-	(1,702,570)
Employee advances	-	(6,323)
Inventory	100,831	233,199
Construction in progress	64,540	1,791,938
Prepaid expenses and other current assets	-	11,323
Accounts payable and accrued expenses	219,628	128,017
Net cash provided by (used in) operating activities	123,127	77,658

Cash flows from investing activities:
Purchase of property and equipment	(1,000)	(21,155)
Net cash used in investing activities	(1,000)	(21,155)

Cash flows from financing activities:
Borrowings on notes payable	67,500	-
Principal reduction on notes payable	(77,487)	(4,005)
Distributions to shareholders, net	(24,884)	(59,908)
Net cash provided by (used in) financing activities	(34,871)	(63,913)

Net increase (decrease) in cash and cash equivalents	87,256	(7,410)

Cash and cash equivalents - Beginning of period	1,893	21,718

Cash and cash equivalents - End of period	$89,149	$14,308

Supplemental disclosure of cash flow activity:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$9,066	$536

Supplemental disclosure of noncash investing and financing activities:

In May 2011, the Company issued 1,000,000 shares of its common stock for the purchase of equipment valued at $190,000.

In June 011, the Company issued 5,670,000 shares of its common stock to employees and consultants for services rendered valued at $907,200. of which $744,560 was charged to operations and $162,640 was allocated to construction still in progress and is included in the accompanying balance sheet in Billings in excess of costs.

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2011

Note 1 – Organization and Summary of Significant Accounting Policies

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

In connection with and prior to the above forward-split of the Company’s Common Stock, the principal shareholder of the Company returned and cancelled 6,100,000 shares of the Company’s common stock. Upon the forward-split of the Company’s common stock on December 15, 2010 the Company had 63,356,538 common shares issued and outstanding.

On January 6, 2011, the Company changed its name to Raptor Technology Group, Inc. and entered into a definitive Plan of Merger and Reorganization with Raptor Fabrication and Equipment, Inc. (“RFEI”). In accordance with the terms of the Agreement, Raptor Technology Group, Inc. is the surviving corporation. The merger was completed on June 30, 2011. Under the terms of and upon the Merger and Reorganization, the Company issued 48,670,000 shares of its common stock for all of the outstanding shares of RFEI and the Company’s former president returned and cancelled 42,000,000 shares of the Company’s.  Upon the completion of the Merger and Reorganization, the total number of the Company’s common stocks issued and outstanding was 70,026,538 and RFEI’s shareholders owned approximately 70% of the issued and outstanding shares.  The merger between the two companies is being treated for financial reporting purposes as a reverse acquisition whereby RFEI’s operations continue to be reported as if it had actually been the acquirer.  The net liabilities of $2,133 of the Company upon the Merger and Reorganization was accounted as a recapitalization and recorded as a reduction to the deficit.  Further, the Company adopted the December 31st year-end of RFEI.

The Company currently manufactures multi-feedstock biodiesel production facilities, specializing in modular system packages.   The Company provides a scalable commercialization platform for advanced patents in the fields of biofuel and bio-energy production, as well as highly efficient precious metal extraction from mined ores and mine tailings.  The Company provides services throughout the United States.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  During the six months ended June 30, 2011, the Company incurred a loss of $1,134,632 (six months ended June 30, 2010 – a loss of $415,043) and as of June 30, 2011, the Company had a working capital deficit of $653,452 (December 31, 2010 – working capital deficit of $362,821). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.  The management’s plan is to raise additional capital through public equity investment in order to support existing operations and there is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Basis of presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations and cash flows for the three months and six months ended June 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to present an overview of the Company’s financial position that is not misleading. The unaudited condensed financial statements included herein should be read in conjunction with RFEI’s audited financial statements for the year ended December 31, 2010 which is included in Form 8-K filed with the Commission on July 7, 2011.

The accompanying unaudited condensed financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Reclassification

Certain reclassifications have been made to conform the prior period financial statement amounts to the current period presentation for comparative purposes.

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements.  We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received or invoices sent for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.  Deferred revenue and related contract costs are netted on a per-job basis.  Any anticipated contract losses are accrued.  No such accruals are present as of June 30, 2011 and December 31, 2010.

Accounts Receivable, Uncollectible Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated from billing on contracts.  We carry our accounts receivable at cost less an allowance for doubtful accounts.  The allowance for doubtful accounts is based on our prior experience of collections and existing economic conditions.  As of June 30, 2011 and December 31, 2010, no amounts were reserved as uncollectible.

Inventory

Inventory consists of parts and equipment used in its facilities and equipment fabrication business and is stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet dates or to management's estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Property and Equipment

Property and equipment are stated at cost.  We provide for depreciation of property and equipment using the straight-line method over their estimated useful lives.  Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets

The carrying values of long-lived assets, which include property and equipment, are evaluated periodically for impairment.  Impairment losses are recognized when indicators of impairment are present and discounted cash flow estimated to be generated by long-lived assets is less than the carrying amount of such assets.  The amount of impairment loss, if any, is determined by comparing the amount of long-lived assets to its estimated fair value.  No impairment losses have been recognized for the six months ended June 30, 2011 and June 30, 2010.

Federal Income Taxes

Prior to the merger with RFEI, the Company elected to be taxed as an S Corporation. The election was revoked upon the merger.  Subsequent to the merger, income taxes are being accounted for under the asset and liability method in accordance with ASC Topic 740-10, formerly SFAS 109 "Accounting for Income Taxes."  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  When it is considered to be more likely than not that a deferred tax asset will not be realized, a valuation allowance is provided for the excess.

Basic and Diluted Loss Per Share

Basic earnings or loss per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  As the Company has incurred net losses for the three and six months ended June 30, 2011, the Company’s potentially dilutive securities included convertible debt that is convertible into 3,944,773 shares of the Company’s common stock were not included in the computation of loss per share as their inclusion would be anti-dilutive.

Financial Instruments

The estimated fair values for financial instruments under ASC 825, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The Company’s financial instruments includes cash, accounts receivable, accounts payable and accrued expenses, loans payable, note payable, long term debt and derivative liabilities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

For the period ended June 30, 2011, the fair value of cash was measured using Level one inputs and the fair value of derivative liabilities were measured using Level two inputs.

The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, loans payable and note payable approximate their respective carrying values due to the short-term nature of these instruments. The estimated fair values of long-term debt approximate their carrying value as interest rates on comparable debt have not changed significantly since issuance of the debt.

Convertible Debentures

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.”  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-40 “Contracts in Entity’s Own Stock”.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional note (“Note”) entered into with Spencer Douglas (see Note 6).  The embedded derivative includes the conversion feature of the Note.  The accounting treatment of derivative financial instruments requires that the Company record the derivative at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 2 – Liquidity

The Company substantially completed three jobs in 2010 for which $2,005,116 has been billed and shown as accounts receivable as of June 30, 2011 and December 31, 2010.  None of these amounts are due per their contract terms until testing has been completed, which had not occurred as of June 30, 2011.  As the Company does not yet have a long history of completing projects and being paid on a predictable timetable, revenues on these jobs will not be recognized until such payments are received.  Payments are anticipated to be received during the third quarter of 2011.  The Company has funded operations to date from owner financing.  Although management is actively seeking third-party funding, it believes that sufficient owner financing is available to fund operations for the next twelve months.

Note 3 – Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Furniture and fixtures (10 years)	$18,164	$18,164
Machinery and equipment (10 years)	440,383	249,383
Office equipment (5 to 10 years)	36,261	36,261
Vehicles (5 years)	174,968	174,968
Building improvements (10 years)	68,916	68 916
	738,692	547,692
Less: accumulated depreciation	(168,264)	(132,766)
Property and equipment – net	$570,428	$414,926

Depreciation expense for the six months ended June 30, 2011 and 2010 was $35,498 and $37,117, respectively.  Depreciation expense for the three months ended June 30, 2011 and 2010 was $17,761 and $18,560, respectively.  The portion of depreciation expense for the six months ended June 30, 2011 and 2010 attributable to equipment used in fabrication that has been deferred and is included in cost of construction is $30,867 and $33,648, respectively.

Note 4 – Billings in Excess of Costs

	June 30,	December 31,
	2011	2010
	(Unaudited)

Costs incurred on uncompleted contracts	$1,892,640	$1,213,310
Less: Billings to date	(4,117,679)	(3,536,449)
Billings in excess of costs and estimated earnings on uncompleted contracts	$(2,225,039)	$(2,323,139)

Note 5 – Long Term Debt

Long term debt consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Unaudited)

Installment note payable, due in equal monthly
payments of $906 including interest at 5.90%,
collateralized by a vehicle and maturing in May 2015	$37,787	$42,035

Installment note payable, due to an individual in equal
monthly payments of $13,280 including interest at 5%
maturing in May 2012 and secured by
various property and equipment	141,094	214,333

	178,881	256,368

Less: principal amounts due within 12 months	(149,974)	(154,648)

Long-term debt	$28,907	$101,720

Non-current notes payable mature according to the following schedule:

Period Ending
June 30,
2013	$9,419
2014	9,989
2015	9,499
Total	$28,907

Note 6 – Convertible Note Payable

In October 2010, Raptor borrowed $500,000 from Spencer Douglass under a Secured Convertible Note. The convertible note, with fees of $100,000, totaling  $600,000 is payable in full on demand at the option of Mr. Douglass on the earlier of (i) that date which is six months from the date of full funding or (ii) two business days after Raptor receives funding in a proposed PIPE offering for a minimum of $1,000,000.  As of June 30, 2011, there has been no funding and the note is past its maturity date of April 22, 2011 (six months from the date of full funding). Subsequent to any reverse acquisition of a public company by Raptor, the Convertible Note may be converted at the option of the holder into common stock of Raptor at the lower of (i) a discount of 20% from the average weighted average closing price of the Raptor common stock for the 30 trading days immediately preceding such conversion, or (ii) $0.50 per share.  The Convertible Note shall be automatically converted into Raptor common stock at the rate set forth above in the event the weighted average closing price of the Raptor common stock shall equal or exceed $1.00 for ten consecutive trading days. Per ASC Topic 815-20-15-78, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price as yet to be determined; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $31,164 on June 30, 2011 (December 31, 2010 - $nil) with an offsetting charge to operations.

The convertible debt was recorded net of the $100,000 loan fee.  The fee is being amortized into the principal loan balance over the estimated six-month life of the loan.  The outstanding balance of the convertible debt net of the unamortized portion of the loan fee at June 30, 2011 and December 31, 2010 was $600,000 and $538,462, respectively.  The amortized portion of the loan fee charged to interest at June 30, 2011 totaled $61,538 (six months ended June 30, 2010 - $ nil). The note is personally guaranteed by the President of the Company.

Note 7 – Concentration of Credit Risk

Accounts receivable consists of receivable balances from three customers totaling $2,005,116 or 100% of total accounts receivable at June 30, 2011 and December 31, 2010.

The Company maintains its cash with major domestic banks, which from time to time exceed the federally insured limit of $250,000.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits, and no amounts were uninsured as of June 30, 2011 and December 31, 2010.

Note 8 – Backlog

The following schedule summarizes changes in backlog on contracts during the six months ended June 30, 2011.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not yet begun.

Balance as of December 31, 2010	$3,584,915
New contracts and contracts adjustments	609,835
Less: contract revenues earned for the period ended June 30, 2011	0

Balance at June 30, 2011	$4,194,750

Note 9 – Commitments and Contingencies

In August 2010, Raptor entered into a five-year commercial lease of a building requiring base monthly payments of $18,088 and expenses of $3,090. Each anniversary the base rent increases by 1%. At June 30, 2011, future minimum contractual obligations were as follows:

Period Ending
June 30,
2012	$274,033
2013	297,728
2014	323,793
2015	352,464
2016	88,718

Total	$1,336,736

Note 10 –  Stockholders’ Equity (Deficit)

On June 30, 2011, the Company issued 48,670,000 common shares to the shareholders of RFEI to effect the Plan of Merger and Reorganization. Prior to the Merger and Reorganization, RFEI engaged in the following equity transactions which have been restated using the exchange ratio established in the Plan of Merger and Reorganization to reflect 48,670,000 common shares issued in the reverse acquisition:

-	On February 6, 2008, RFEI issued 2,000 common shares at $0.01 per share.

-
On May 2, 2011, RFEI amended the articles of incorporation to increase the authorized common shares to 100,000,000 at $0.0001 per share. At the same time, RFEI effected a stock split of 21,000 to 1 of the existing issued and outstanding common share, resulting in 42,000,000 common shares issued and outstanding.

On May 27, 2011, the Company purchased equipment in exchange for issuing 1,000,000 shares of its common stock. The equipment was valued at the estimated value of the issued common shares of $190,000. The Company’s president was a former manager of the Seller.

-
On June 12, 2011, the Company issued a total of 5,670,000 shares of its common stock to employees and consultants for services.  The Company valued the services at the estimated value of the issued common shares of $907,200.

On June 30, 2011 and prior to the Merger and Reorganization, the Company had 63,356,538 common stocks issued and outstanding.  Upon the Merger and Reorganization, the former president of the Company canceled 42,000,000 shares under the Plan of Merger and Reorganization and the remaining 21,356,538 common stocks were considered as a recapitalization to RFEI.

During the period from January 1, 2011 through June 30, 2011, distributions to shareholders of $24,884, was charged against additional paid-in capital.

Note 11 –  Related Party Transactions

-	As at June 30, 2011, the note payable to a related party was $600,000 (December 31, 2010 - $538,462). Refer to Note 6 for further details.

-	A loan payable to a major shareholder was $12,500 as of June 30, 2011 (December 31, 2010 - $ nil). The loan was due on demand, non-interest bearing and unsecured.

-	Included in accounts payable and accrued expenses, $56,196 (December 31, 2010 - $18,732) was payable to the president of the Company for payroll accrual.

Note 12 – Subsequent Events

On July 31, 2011, the Company issued 200,000 shares of its common stock to a creditor in complete settlement of all claims including the cancelation of a $50,000 demand loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations.

Cautionary Note Regarding Forward-Looking Statements
This section of this report may include a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and predictions.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this quarterly report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Critical Accounting Policies

Revenue Recognition
The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received or invoices sent for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.  Deferred revenue and related contract costs are netted on a per-job basis.  Any anticipated contract losses are accrued.

Inventory
Inventory consists of parts and equipment used in its facilities and equipment fabrication business and is stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet dates or to management's estimates based on prevailing market conditions. The management writes down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

Property and Equipment
Property and equipment are stated at cost.  We provide for depreciation of property and equipment using the straight-line method over their estimated useful lives.  Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets
The carrying values of long-lived assets, which include property and equipment, are evaluated periodically for impairment.  Impairment losses are recognized when indicators of impairment are present and discounted cash flow estimated to be generated by long-lived assets is less than the carrying amount of such assets.  The amount of impairment loss, if any, is determined by comparing the amount of long-lived assets to its estimated fair value.

Convertible Debentures
If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.”  In those circumstances, the convertible debt will be recorded net of the discount related to the BCF.  The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments
In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-40 “Contracts in Entity’s Own Stock”.  The accounting treatment of derivative financial instruments requires that the Company record the derivative at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Three month period ended June 30, 2011 compared to three month period ended June 30, 2010

Revenue and Related Costs

We account for our revenue under the completed-contracts-method. Under this method, revenue is recognized when customer contracts are completed and title of the respective product transfers to customer. We had contracts from five customers that were in process at June 30, 2011. Three of these contracts were in process at June 30, 2010. Our gross revenue during the three months ended June 30, 2011 amounted to $335,351 compared to $14,887 earned during the same three month period in the prior year. Of the $335,351 earned in 2011, $323,784 was generated from two new contracts we completed during the three months period and $11,567 was earned from the sale of grease and biodiesel. The $14,887 earned in 2010 was from the sale of grease. Costs of revenue incurred during the three months ended June 30, 2011 amounted to $71,302.

On our uncompleted contracts, we billed $4,146,234 of which we collected $2,141,118 on the five contracts in progress through June 30, 2011. The $4,146,234 is being deferred and will be credited to revenue as each of the four contracts is completed. The balance of $2,005,116 is reflected on our 2011 balance sheet as accounts receivable. We expect to complete these four contracts in 2011 and collect the balances due to us.

The costs associated with these five contacts as of June 30, 2011 amounted to $1,921,195 and are being deferred until the contracts are completed. Once completed, the costs will charged to operations as cost of revenues. The $1,921,195 is currently being netted against the above indicated deferred revenue of $4,146,234 and the difference of $2,225,039 is reflected in the liability section of our 2011 balance sheet as billings in excess of cost (December 31, 2010 - $2,323,139).

As of June 30, 2010, we were still constructing four of the five contracts currently in progress. Our total billings on these four contracts through June 30, 2010 totaled $3,457,571 on which we collected $1,452,455.  The costs associated with these four contracts through June 30, 2010 amounted to $824,201 and are being deferred until the contracts are completed. Once completed, the costs will be charged to operations as cost of revenues

Operating Expenses

A schedule of comparing our operating expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is as follows:

	For the Three Months Ended		Increase
	June 30,		(decrease)
	2011	2010	2011 v 2010
Professional services	$61,131	$8,921	$52,210
Payroll	392,042	11,208	380,834
Rent	68,634	45,983	22,651
Other general and administrative expenses	528,137	145,420	382,717
Total operating expenses	$1,049,944	$211,532	$838,412

The increase in accounting and legal expense in 2011 as compared to 2010 was due to fees incurred in the preparation and audit of our 2010 and 2009 financial statements and for the costs relating to our filings with the Securities and Exchange Commission. During the three month period ended June 30, 2011, we issued 5,670,000 shares of our common stock to employees and consultants. The total value of the 5,670,000 common shares was $907,200 of which $371,360 was included in payroll, $373,200 was allocated to consulting expense and is included in other general and administrative expenses and the remaining $162,640 was allocated to labor in connection with our construction in progress and is included in the liability section of our balance under in Billings in excess of costs.

Six month period ended June 30, 2011 compared to six month period ended June 30, 2010

Revenue and Related Costs
Our gross revenue during the six months ended June 30, 2011 amounted to $355,574 compared to $38,341 earned during the same six month period in the prior year. Of the $355,574 earned in 2011, $323,784 was generated from two new contracts we completed during the quarter ended June 30, 2011 as indicated above and $31,790 was earned from the sale of grease and biodiesel. The $38,341earned in 2010 was from the sale of grease. Costs of revenue incurred during the six months ended June 30, 2011 amounted to $71,302.

Operating Expenses

A schedule of comparing our operating expenses for the six months ended June 30, 2011 compared to the three months ended June 30, 2010 is as follows:

	For the Six Months Ended		Increase
	June 30,		(decrease)
	2011	2010	2011 v 2010
Professional services	$98,686	$27,746	$70,940
Payroll	419,909	60,592	359,317
Rent	132,168	91,987	40,181
Other general and administrative expenses	666,373	271,379	394,994
Total operating expenses	$1,317,136	$451,704	$865,432

As indicated above, the increase in accounting and legal expense in 2011 as compared to 2010 was due to fees incurred in the preparation and audit of our 2010 and 2009 financial statements and for the costs relating to our filings with the Securities and Exchange Commission. Payroll of $419,909 for the six months ended June 30, 2011 includes stock based compensation $371,360. Other general and administrative expenses of $666,373 include $373,200 of stock based compensation relating to shares issued to consultants. Payroll for the six months ended June 30, 2011 excluding the $371,360 of stock based compensation amounts to $48,549 which is $12,043 less than our total payroll expensed during the six months ended June 30, 2010. General and administrative expenses excluding stock based compensation for the six months ended June 30, 2011 amounted to $293,173, which is $21,794 more than our general and administrative expenses we incurred during the six months ended June 30, 2010.

Liquidity and Capital Resources

Liquidity
The Company’s shortage of cash is a direct result of the time between when it incurs and pays costs relating to customer contracts and when customers make payments. Excluding billing in excess of costs from the computation, our working capital at June 30, 2011, was $1,571,587 as compared to $1,960,318 at December 31, 2010. Raptor has funded operations to date from owner and third party financing. Management is actively seeking third-party funding.

Cash Flow
During the six months ended June 30, 2011, cash provided by operating activities totaled $123,127; cash used in investing activities totaled $1,000, for purchase of equipment; and cash used in financing activities of $34,871 was derived from net borrowings from related parties of $67,500 less $77,487 in principal debt repayments and $24,884 in distributions to the shareholders of Raptor Fabrication and Equipment, Inc. prior to the merger.

During the six months ended June 30, 2010, cash provided by operating activities totaled $77,658; cash used in investing activities totaled $21,155, for purchase of equipment; and cash used in financing activities of $63,913 includes $4,005 in principal debt repayments and $59,908 in distributions to the shareholders of Raptor Fabrication and Equipment, Inc. prior to the merger.

Off-Balance Sheet Arrangements

As of June 30, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.  Controls and Procedures.

Tom Gleason, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), has concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control

As a result of the completed merger and the acquired RFAB becoming the accounting acquirer, there were no changes in internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting. Prior to the merger RFAB had established what are believed to effective disclosure controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2011, the Company issued 200,000 shares of its common stock to a creditor in complete settlement of all claims including the cancelation of a $50,000 demand loan.

The offerings of the securities described in this Item 2 were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

No disclosure required.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

No disclosure required.

Item 6.  Exhibits

EXHIBIT        DESCRIPTION

Raptor Technology Group, Inc. includes by reference the following exhibits:

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

Raptor Technology Group, Inc. includes the following exhibits:

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14(b)/ 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securitas Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Raptor Technology Group, Inc.

	By:	/s/ Tom Gleason
Date: August 22, 2011		Tom Gleason
President, Principal Executive Officer
Principal Financial Officer