Form 10-Q/A
period 2011-06-30
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-09-15
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment 1

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

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on August 22, 2011. No other changes revisions or updates were made to the original filing.

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

Raptor Technology Group, Inc.

	By:	/s/ Tom Gleason
Date: September 15 , 2011		Tom Gleason
President, Principal Executive Officer
Principal Financial Officer