Form 10-Q
period 2011-09-30
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-11-21
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Number of common shares outstanding at September 30, 2011 was 70,346,538.

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

On June 30, 2011 we changed our fiscal year end to December 31 to match that of RFAB. This Quarterly Report on Form 10-Q contains the financial statements of RFAB for the period ended September 30, 2011 who has become the accounting acquirer on a going forward basis.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements.

RAPTOR TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets

Current assets
Cash	$-	$1,893
Accounts receivable	2,026,095	2,005,116
Inventory	601,447	704,012
Total current assets	2,627,542	2,711,021

Property and equipment, net	553,650	414,926

Other assets
Security deposit	21,000	21,000

Total assets	$3,202,192	$3,146,947

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Bank indebtedness	$16,487	$-
Accounts payable and accrued expenses	367,282	57,593
Billings in excess of costs	2,242,926	2,323,139
Loan payable - related party	12,500	-
Loan payable	5,000	-
Note payable - related party	600,000	538,462
Current portion of long term debt	87,517	154,648
Total current liabilities	3,331,712	3,073,842

Long term debt, net of current portion	27,303	101,720
Derivative liabilities	19,355	-
	46,658	101,720

Total liabilities	3,378,369	3,175,562

Stockholders' equity (deficit)
Preferred stock. $0.0001 par value,
100,000,000 shares authorized, -0- shares issued
and outstanding	-	-
Common stock, par value $0.0001 per share,
100,000,000 shares authorized; 70,346,538 shares
outstanding at September 30, 2011 and 42,000,000
shares outstanding at December 31, 2010	4,899	4,200
Additional paid-in capital	1,654,997	541,380
Accumulated deficit	(1,836,073)	(574,195)
Total stockholders' equity (deficit)	(176,178)	(28,615)

Total liabilities and stockholders' equity (deficit)	$3,202,192	$3,146,947

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$196,837	$17,158	$552,411	$55,498
Cost of revenues	(14,634)	-	(72,102)	-
Gross profit	182,203	17,158	480,309	55,498

Operating expenses
Professional services	23,410	-	122,096	27,746
Payroll	142,964	35,494	562,872	96,086
Rent	63,534	63,534	195,702	155,521
Other general and administrative expenses	128,112	41,129	794,487	312,508
Total operating expenses	358,020	140,157	1,675,157	591,861

Loss from operations	(175,817)	(122,999)	(1,194,848)	(536,363)

Other income (expenses)
Interest expense	(3,072)	(494)	(73,676)	(2,200)
Change in fair value of derivative liabilities	11,809		(19,355)	-
Gain/(Loss) on settlement of debt	26,000	-	26,000	-
Interest income	-	-	-	26
Net loss before income tax	(141,080)	(123,493)	(1,261,878)	(538,538)

Income tax expense	-	-	-	-

Net loss	$(141,080)	$(123,493)	$(1,261,878)	$(538,538)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding	70,213,929	42,000,000	52,006,379	42,000,000

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,261,878)	$(538,538)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	53,276	56,061
Amortization of loan fee	61,538	-
Stock based compensation	762,560	-
Changes in fair value of derivative liabilities	19,355	-
Gain on settlement of debt	(26,000)	-
Net changes in operating assets and liabilities:	-	-
Accounts receivable	(20,979)	(1,603,858)
Employee advances	-	(6,323)
Inventory	102,565	313,977
Billing in excess of cost	82,426	1,675,261
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	309,690	187,368
Net cash provided by (used in) operating activities	82,552	83,948

Cash flows from investing activities:
Purchase of property and equipment	(2,000)	(21,155)
Net cash used in investing activities	(2,000)	(21,155)

Cash flows from financing activities:
Borrowings on short term debt	67,500	-
Principal reduction on notes payable	(141,548)	(6,102)
Distributions to shareholders	(24,884)	(59,908)
Net cash provided by (used in) financing activities	(98,932)	(66,010)

Net increase (decrease) in cash and cash equivalents	(18,380)	(3,217)

Cash and cash equivalents - Beginning of period	1,893	21,718

Cash and cash equivalents - End of period	$(16,487)	$18,501

Cash and cash equivalents consists of:
Cash	-	18,501
Bank indebtedness	(16,487)	-
Total cash and cash equivalents	$(16,487)	$18,501

Supplemental disclosure of cash flow activity:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$12,138	$965

See accompanying notes to these unaudited condensed financial statements.

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

On August 19, 2011, the Company issued 120,000 shares of its common stock to employees for services rendered valued at $18,000.

See accompanying notes to these unaudited condensed financial statements.

RAPTOR TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

The Company currently manufactures multi-feedstock biodiesel production facilities, specializing in modular system packages. Raptor provides a scalable commercialization platform for advanced patents in the fields of biofuel and bio-energy production, as well as highly efficient precious metal extraction from mined ores and mine tailings.  The Company provides services throughout the United States.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  During the nine months ended September 30, 2011, the Company incurred a loss of $1,261,878 (nine months ended September 30, 2010 – a loss of $536,413) and as of September 30, 2011, the Company had a working capital deficit of $704,170 (December 31, 2010 – working capital deficit of $362,821). These and other factors raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.  The management’s plan is to raise additional capital through public equity investment in order to support existing operations and there is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Basis of presentation

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations and cash flows for the three months and nine months ended September 30, 2011 and 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the unaudited condensed financial statements are adequate to present an overview of the Company’s financial position that is not misleading. The unaudited condensed financial statements included herein should be read in conjunction with RFEI’s audited financial statements for the year ended December 31, 2010 that are included in Form 8-K filed with the Commission on July 7, 2011.

The accompanying unaudited condensed financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America.

Reclassification

Certain reclassifications have been made to conform the prior period financial statement amounts to the current period presentation for comparative purposes.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the completed contract method of accounting for revenue recognition. The Company recognizes revenue upon the completion of the scope of work required under its contracts, which is when the Company considers amounts to be earned (evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured). Accordingly, monies received or invoices sent for services for which contracts have not been completed have been recorded as deferred revenue. Direct costs, including but not limited to payroll, fuel, equipment rental, transportation expense and strapping costs for contracts which have not been completed are also deferred until the related revenue recognition process is complete.  Deferred revenue and related contract costs are netted on a per-job basis.  Any anticipated contract losses are accrued.  No such accruals are present as of September 30, 2011 and December 31, 2010.

Accounts Receivable, Uncollectible Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are generated from billing on contracts.  We carry our accounts receivable at cost less an allowance for doubtful accounts.  The allowance for doubtful accounts is based on our prior experience of collections and existing economic conditions.  As of September 30, 2011 and December 31, 2010, no amounts were reserved as uncollectible.

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

Impairment of Long-Lived Assets

The carrying values of long-lived assets, which include property and equipment, are evaluated periodically for impairment.  Impairment losses are recognized when indicators of impairment are present and discounted cash flow estimated to be generated by long-lived assets is less than the carrying amount of such assets.  The amount of impairment loss, if any, is determined by comparing the amount of long-lived assets to its estimated fair value.  No impairment losses have been recognized for the nine months ended September 30, 2011 and September 30, 2010.

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

Basic and Diluted Loss Per Share

Basic earnings or loss per share (EPS) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net income/loss available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period.  As the Company has incurred net losses for the three and nine months ended September 30, 2011, the Company’s potentially dilutive securities included convertible debt that is convertible into 7,741,935 shares of the Company’s common stock were not included in the computation of loss per share as their inclusion would be anti-dilutive.

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

For the period ended September 30, 2011, the fair value of cash was measured using Level one inputs and the fair value of derivative liabilities were measured using Level two inputs.

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

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-40 “Contracts in Entity’s Own Stock”.  The Company’s derivative financial instruments consist of embedded derivatives related to the non-conventional note (“Note”) entered into with Spencer Douglas (see Note 6).  The embedded derivative includes the conversion feature of the Note.  The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge.  If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

Recent Accounting Pronouncements

Raptor does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

Note 2 – Liquidity

Raptor substantially completed three jobs in 2010 for which $2,005,116 have been billed and included in the accounts receivable as of September 30, 2011 and December 31, 2010.  None of these amounts are due per their contract terms until testing has been completed, which had not occurred as of September 30, 2011.  Because Raptor does not yet have a long history of completing projects and being paid on a predictable timetable, revenues on these jobs will not be recognized until such payments are received.  Payments are anticipated to be received during the fourth quarter of 2011.  Raptor has funded operations to date from owner financing.  Although management is actively seeking third-party funding, it believes that sufficient owner financing is available to fund operations for the next twelve months.

Note 3 – Property and Equipment

Major classes of property and equipment together with their estimated useful lives, consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Furniture and fixtures (10 years)	$18,164	$18,164
Machinery and equipment (10 years)	441,383	249,383
Office equipment (5 to 10 years)	36,261	36,261
Vehicles (5 years)	174,968	174,968
Building improvements (10 years)	68,916	68 916
	739,692	739,692
Less: accumulated depreciation	(186,042)	(132,766)
Property and equipment – net	$553,650	$414,926

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $53,276 and 56,061, respectively.  Depreciation expense for the three months ended September 30, 2011 and 2010 was $17,778 and $18,944, respectively.  The portion of depreciation expense for the nine months ended September 30, 2011 and 2010 attributable to equipment used in fabrication that has been deferred and is included in cost of construction is $46,315 and $50,470, respectively.

Note 4 – Uncompleted Contracts

	September 30,	December 31,
	2011	2010
	(Unaudited)

Costs incurred on uncompleted contracts	$1,990,853	$1,213,310
Less: Billings to date	(4,233,779)	(3,536,449)
Billings in excess of costs and estimated earnings
on uncompleted contracts	$(2,242,926)	$(2,323,139)

Note 5 – Long Term Debt

Long term debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Unaudited)

Installment note payable, due in equal monthly
payments of $906 including interest at 5.9%
collateralized by a vehicle and maturing in May 2015	$36,315	$42,035

Installment note payable, due to an individual in equal
monthly payments of $13,280 including interest at 5%
maturing in May 2012 and secured by
various property and equipment	78,505	214,333
	114,820	256,368

Less: principal amounts due within 12 months	(87,517)	(154,648)
Long-term debt	$27,303	$101,720

Non-current notes payable mature according to the following schedule:

Period Ending
September 30,
2013	$9,558
2014	10,137
2015	7,608
Total	$27,303

Note 6 – Convertible Note Payable

In October 2010, Raptor borrowed $500,000 from Spencer Douglass under a Secured Convertible Note. The convertible note, with fees of $100,000, totaling  $600,000 is payable in full on demand at the option of Mr. Douglass on the earlier of (i) that date which is six months from the date of full funding or (ii) two business days after Raptor receives funding in a proposed PIPE offering for a minimum of $1,000,000.  As of September 30, 2011, there has been no funding and the note is past its maturity date was April 22, 2011 (six months from the date of full funding). Subsequent to any reverse acquisition of a public company by Raptor, the Convertible Note may be converted at the option of the holder into common stock of Raptor at the lower of (i) a discount of 20% from the average weighted average closing price of the Raptor common stock for the 30 trading days immediately preceding such conversion, or (ii) $0.50 per share.  The Convertible Note shall be automatically converted into Raptor common stock at the rate set forth above in the event the weighted average closing price of the Raptor common stock shall equal or exceed $1.00 for ten consecutive trading days. Per ASC Topic 815-20-15-78, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares.  The debt can be converted into common stock at a conversion price that is a percentage of the market price as yet to be determined; therefore, the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate.  Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The Company recognized a derivative liability of $19,355 on September 30, 20011 with an offsetting charge to operations.

The convertible debt was recorded net of the $100,000 loan fee.  The fee is being amortized into the principal loan balance over the estimated six-month life of the loan.  The outstanding balance of the convertible debt net of the unamortized portion of the loan fee at September 30, 2011 and December 31, 2010 was $600,000 and $538,462, respectively.  The amortized portion of the loan fee charged to interest at September 30, 2011 totaled $100,000. The note is personally guaranteed by the President of the Company.

Note 7 – Concentration of Credit Risk

Accounts receivable consists of receivable balances from three customers totaling $2,005,116 at September 30, 2011 and December 31, 2010.

The Company maintains its cash with major domestic banks, which from time to time exceed the federally insured limit of $250,000.  The terms of these deposits are on demand to minimize risk.  The Company has not incurred losses related to these deposits, and no amounts were uninsured as of September 30, 2011 and December 31, 2010.

Note 8 – Backlog

The following schedule summarizes changes in backlog on contracts during the nine months ended September 30, 2011.  Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at period end and from contractual agreements on which work has not yet begun.

Balance as of December 31, 2010	$3,584,915
New contracts and contracts adjustments	725,935
Less: contract revenues earned for the period ended September 30, 2011	-

Balance at September 30, 2011	$4,310,850

Note 9 – Commitments and Contingencies

In August 2010, Raptor entered into a five-year commercial lease of a building requiring base monthly payments of $21,178. Each anniversary the base rent increases by 1%. At September 30, 2011, future minimum contractual obligations were as follows:

Period Ending
September 30,
2012	$256,671
2013	258,868
2014	261,086
2015	262,949
Total	$1,039,574

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

On July 31, 2011, the Company issued 200,000 shares of its common stock to settle a debt of $50,000.  The Company recognized $26,000 as the gain on the settlement of the debt as the fair value of shares issued on the date of settlement was $24,000 ($0.12 per share).

On August 19, 2011, the Company issued 120,000 shares of its common stock to employees as stock compensation. The Company recorded the issuance of the shares at $0.15 per share and a total of stock based compensation of $18,000.

During the period from January 1, 2011 through June 30, 2011, distributions to shareholders of $24,884, was charged against additional paid-in capital.

Note 11 –  Related Party Transactions

-	As at September 30, 2011, the note payable to a related party was $600,000 (December 31, 2010 - $538,462). Refer to Note 6 for further details.

-	A loan payable to a major shareholder was $12,500 as of September 30, 2011 (December 31, 2010 - $ nil). The loan was due on demand, non-interest bearing and unsecured.

-	Included in accounts payable and accrued expenses, $60,008 (December 31, 2010 - $18,732) was payable to the president of the Company for payroll accrual.

-	During the nine months ended September 30, 2011, the Company paid $10,000 fees to a shareholder of the Company (nine months ended September 30, 2010 - $nil).

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

Three month period ended September 30, 2011 compared to three month period ended September 30, 2010

Revenue and Related Costs

We account for our revenue under the completed-contracts-method. Under this method, revenue is recognized when customer contracts are completed and title of the respective product transfers to customer. We had contracts from five customers that were in process at September 30, 2011. Our gross revenue during the three months ended September 30, 2011 amounted to $196,837 compared to $17,158 earned during the same three month period in the prior year. All the $196,837 earned in the period ended September 30, 2011 was generated from one contract for testing services. The $17,158 earned in the period ended September 30, 2010 was from the sale of grease. Costs of revenue incurred during the three months ended September 30, 2011 amounted to $14,634.

On our uncompleted equipment contracts, we billed $4,233,779 of which we collected $2,228,663 on the five contracts in progress through September 30, 2011. The $4,233,779 is being deferred and will be credited to revenue as each of the five equipment contracts is completed. The balance of $2,005,116 is reflected as part of our accounts receivable for the period ended September 30, 2011.

The costs associated with these five equipment contacts as of September 30, 2011 amounted to $1,990,853 and are being deferred until the contracts are completed. Once completed, the costs will charged to operations as cost of revenues. The $1,990,853 is currently being netted against the above indicated deferred revenue of $4,233,779 and the difference of $2,242,926 is reflected as billings in excess of cost.

As of September 30, 2010, we were still constructing four of the five equipment contracts currently in progress. Our total billings on these four contracts through September 30, 2010 totaled $3,457,571 on which we collected $1,452,455.  The costs associated with these four contracts through September 30, 2010 amounted to $921,935 and are being deferred until the contracts are completed. Once completed, the costs will be charged to operations as cost of revenues

Operating Expenses

A schedule of comparing our operating expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is as follows:

	For the Three Months Ended		Increase
	September 30,		(decrease)
	2011	2010	2011 v 2010
Professional services	$23,410	$-	$23,410
Payroll	142,964	35,494	107,470
Rent	63,534	63,534	-
Other general and administrative expenses	128,112	41,129	86,983
Total operating expenses	$358,020	$140,157	$217,863

The increase in accounting and legal expense in 2011 as compared to 2010 was due to fees incurred in the preparation and audit of financial statements and for the costs relating to our filings with the Securities and Exchange Commission. During the three month period ended September 30, 2011, we issued 120,000 shares of our common stock to four employees. The total value of the 120,000 common shares was $18,000 which was included in payroll.

Nine month period ended September 30, 2011 compared to Nine month period ended September 30, 2010

Revenue and Related Costs
Our gross revenue during the nine months ended September 30, 2011 amounted to $552,411 compared to $55,498 earned during the same nine month period in the prior year. Of the $552,411 earned in 2011, $520,621 was generated from a testing contract and $31,790 was earned from the sale of grease and biodiesel. The $55,498 earned in 2010 was from the sale of grease. Costs of revenue incurred during the nine months ended September 30, 2011 amounted to $72,102.

Operating Expenses

A schedule of comparing our operating expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is as follows:

	For the Nine Months Ended		Increase
	September 30,		(decrease)
	2011	2010	2011 v 2010
Professional services	$122,096	$27,746	$94,350
Payroll	562,872	96,086	466,786
Rent	195,702	155,521	40,181
Other general and administrative expenses	794,487	312,508	481,979
Total operating expenses	$1,675,157	$591,861	$1,083,296

As indicated above, the increase in accounting and legal expense in 2011 as compared to 2010 was due to fees incurred in the preparation and audit of our financial statements and for the costs relating to our filings with the Securities and Exchange Commission. Payroll of $562,872 for the nine months ended September 30, 2011 includes stock based compensation $389,360. Other general and administrative expenses of $794,487 include $373,200 of stock based compensation relating to shares issued to consultants. Payroll for the nine months ended September 30, 2011 excluding the $389,360 of stock based compensation amounts to $173,512 which is $77,426 more than our total payroll expensed during the nine months ended September 30, 2010. General and administrative expenses excluding stock based compensation for the nine months ended September 30, 2011 amounted to $421,287, which is $108,779 more than our general and administrative expenses we incurred during the nine months ended September 30, 2010.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, cash provided by operating activities totaled $82,552; cash used in investing activities totaled $2,000, for purchase of equipment; and cash used in financing activities of $98,932 was derived from net borrowings from related parties of $67,500 less $141,584 in principal debt repayments and $24,884 in distributions to the shareholders of Raptor Fabrication and Equipment, Inc. prior to the merger.

During the nine months ended September 30, 2010, cash provided by operating activities totaled $83,948; cash used in investing activities totaled $21,155, for purchase of equipment; and cash used in financing activities of $66,010 includes $6,102 in principal debt repayments and $59,908 in distributions to the shareholders of Raptor Fabrication and Equipment, Inc. prior to the merger.

Raptor has funded operations to date from owner and third party financing. Management is actively seeking third-party funding.

Off-Balance Sheet Arrangements

As of September 30, 2011 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4.   Controls and Procedures.

Tom Gleason, our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)), has concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.

Changes in Internal Control

There were no changes in internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

No disclosure required

Item 1A.   Risk Factors.

Not applicable to smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On July 31, 2011, the Company issued 200,000 shares of its common stock to a creditor in complete settlement of all claims including the cancelation of a $50,000 demand loan.

On August 19, 2011, the Company issued 120,000 shares of its common stock to four employees as consideration for services the shares were valued at $18,000.

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

Raptor Technology Group, Inc.

	By:	/s/ Tom Gleason
Date: November 21, 2011		Tom Gleason
President, Principal Executive Officer
Principal Financial Officer