Form 10-Q/A
period 2011-09-30
RAPTOR TECHNOLOGY GROUP, INC.
filed 2011-11-22
CIK 1420526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

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

This Amendment #1  makes only a minor change in the presentation of information in the statement of cash flows and the management discussion to address an XBRL technical issue resulting from a negative number field value. The change enabled XBRL interactive data to be furnished with this amendment #1.

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

RAPTOR TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,261,878)	$(538,538)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation	53,276	56,061
Amortization of loan fee	61,538	-
Stock based compensation	762,560	-
Changes in fair value of derivative liabilities	19,355	-
Gain on settlement of debt	(26,000)	-
Net changes in operating assets and liabilities:	-	-
Accounts receivable	(20,979)	(1,603,858)
Employee advances	-	(6,323)
Inventory	102,565	313,977
Billing in excess of cost	82,426	1,675,261
Prepaid expenses and other current assets	-	-
Accounts payable and accrued expenses	309,690	187,368
Net cash provided by (used in) operating activities	82,552	83,948

Cash flows from investing activities:
Purchase of property and equipment	(2,000)	(21,155)
Net cash used in investing activities	(2,000)	(21,155)

Cash flows from financing activities:
Bank indebtedness	16,487	-
Borrowings on short term debt	67,500	-
Principal reduction on notes payable	(141,548)	(6,102)
Distributions to shareholders	(24,884)	(59,908)
Net cash provided by (used in) financing activities	(82,445)	(66,010)

Net increase (decrease) in cash and cash equivalents	(1,893)	(3,217)

Cash and cash equivalents - Beginning of period	1,893	21,718

Cash and cash equivalents - End of period	$-	$18,501

Supplemental disclosure of cash flow activity:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest expense	$12,138	$965

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

Liquidity and Capital Resources

During the nine months ended September 30, 2011, cash provided by operating activities totaled $82,552; cash used in investing activities totaled $2,000, for purchase of equipment; and cash used in financing activities of $82,445 was derived from net borrowings from related parties of $67,500 and bank indebtedness of $16,487 less $141,584 in principal debt repayments and $24,884 in distributions to the shareholders of Raptor Fabrication and Equipment, Inc. prior to the merger.

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

Raptor Technology Group, Inc.

	By:	/s/ Tom Gleason
Date: November 22 , 2011		Tom Gleason
President, Principal Executive Officer
Principal Financial Officer